Form 10QSB
period 1996-06-30
QUANTUM GROUP INC /NV/
filed 1996-08-29
CIK 921450

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549

                               FORM 10-QSB

              Quarterly Report Under Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the Quarter Ended                        Commission File No.
 June 30, 1996                                 0-23812

                         THE QUANTUM GROUP, INC.
       (Exact name of the registrant as specified in its charter)

                                  NEVADA
         (State or other jurisdiction of incorporation or organization)

                         Park Irvine Business Center
                         14771 Myford Road, Building B
                           Tustin, California 92780
              (Address of registrant's principal executive offices)

                               (714) 508-1470
                       (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  x Yes                          No

State the number of shares outstanding of each of the registrant s classes of common equity, as of the latest practicable date.

     Common Stock, par value $.001; 9,456,696 shares outstanding as of August 16, 1996.

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            THE QUANTUM GROUP, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                           JUNE 30,           JUNE 30,         DECEMBER 31,
                            1996               1995               1995

     ASSETS
CURRENT ASSETS
  Cash                       $210,192            $10,255           $26,140
  Accounts Receivable         382,322             76,896           179,963
  Inventory                   490,579            503,479           490,579
  Deposit on Inventory                           424,820           424,820
  License Rights              489,255
  Loan Receivable              38,750             38,750           38,750
  Employee Receivable          34,500                              34,500
                             ----------         ----------       ---------
   Total Current Assets      1,645,598          1,054,200        1,194,752

PROPERTY & EQUIPMENT
  Leasehold Improvements
  Furniture and Fixtures         6,986             14,558           10,693
  Residential Property                            238,297          236,586
  Vehicles                         749              3,746            2,248
                              ---------         ----------         ---------
   Total Property &              7,735            256,601           249,527
     Equipment

OTHER ASSETS
  Notes Receivable              310,500                              310,500
  Accounts Receivable
  Securities                      6,250             6,250              6,250
  Deposit                           661               660                661
  Prepaid Insurance
  Prepaid Commissions            67,415           273,500
                               ---------        ----------        ----------
   Total Other Assets           384,826           280,410            317,411
                               ----------      -----------        -----------
   Total Assets              $2,038,159        $1,591,211         $1,761,690
                             ===========       ===========        ===========

                                        THE QUANTUM GROUP, INC.
                                             BALANCE SHEETS
                                               (UNAUDITED)


                                    JUNE 30,     JUNE 30,    DECEMBER 31,
                                     1996         1995           1995

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accrued Expenses                $133,162     $90,277      $226,856
     Accounts Payable                 359,357     652,108       476,379
     Due Officers                      81,701     137,093        58,701
     Customer Deposits                648,920     488,938       244,474
     Franchise Tax Payable
     Capitalized Leases                16,741      16,741        16,741
     Current Maturities                             1,964         1,964
                                     ---------    ---------     ---------
  Total Current Liabilities          1,239,881   1,387,121     1,025,115

LONG TERM LIABILITIES

     Note Payable                      626,705                   273,158
     Vehicle Note Payable                            5,878         4,781
     Mortgage Payable                              165,000       165,000
     Less Current Maturities                        (1,964)       (1,964)
                                      ---------    ----------   ----------
   Total Long Term Liabilities         626,705     168,914       440,975

Minority Interest in Subsidiary         91,104      71,625       107,837

STOCKHOLDER'S EQUITY
    Common stock, 50,000,000
     shares authorized 9,444,696
     shares outstanding in 1994         9,457       9,457         9,457
     9,456,696 shares
     outstanding in 1995
    Paid in Capital                 1,678,363   1,676,763     1,676,763
    Accumulated Deficit            (1,607,351) (1,722,669)   (1,498,457)
                                    ---------- -----------   ------------
  Total Stockholders' Equity           80,469     (36,449)      187,763

   TOTAL LIABILITIES &             -----------  -----------  -------------
    STOCKHOLDERS' EQUITY            $2,038,159  $1,591,211    $1,761,690
                                 ============  ===========  =============

                                              THE QUANTUM GROUP, INC.
                                              STATEMENT OF OPERATIONS
                                                    (UNAUDITED)


                         Three     Six        Three     Six       Twelve
                         Months    Months     Months    Months    Months
                         Ended     Ended      Ended     Ended     Ended
                         June 30,  June 30,   June 30,  June 30,  December
                         1996      1996       1995      1995      31, 1995

REVENUE

 Equipment Sales                   $781,549              $37,800   $2,679,790
                       --------   ---------- -------- -----------  -----------
 Total Revenues                     781,549               37,800    2,679,790

COST OF SALES                       457,813                         1,688,947
                       --------   ----------  --------  ---------- ----------
 Gross Profit                       323,736                37,800     990,843

EXPENSES
 Commission                          70,000                           329,960
 Depreciation              2,604      5,208       3,384     6,768      14,342
 Amortization              8,292      8,292
 Taxes
 Travel                   35,058     40,656       4,147    11,502      45,468
 Professional Fees        10,000     10,000       6,000     6,000      46,925
 Office                   16,349     36,783       1,934     2,365      23,846
 Rent & Utilities         16,228     30,455      16,764    25,041      57,221
 Administration           51,432     89,011      17,150    41,219      69,301
  Expenses
 Consulting Fees          86,714    162,321      25,156    94,492     164,178
 Interest                 10,205     21,487       5,994    11,988      69,617
                        ---------  ---------   ---------  --------    -------
  Total Expenses         236,882    474,213      80,529   199,375     820,858
                        ---------   ---------   --------- --------    -------
 Net Profit or (Loss)
 from Operations        (236,882)  (150,477)    (80,529) (161,575)    169,985

INCOME & (EXPENSES)
  Accounts Receivable
   Write off                                   (882,498) (882,498)  (953,634)
  Asset Abandonment                                       (10,500)   (10,500)
  Write Down of Securities                       12,500     12,500     12,500
  Gain on Sale of Asset                24,850
                         --------  -----------  --------- --------- ---------
  Total other Income
    & Expenses                         24,850   (869,998) (880,498) (951,634)
                         ---------  ----------  --------- --------- ---------
  Profit or (Loss)       (236,882)   (125,627)  (950,527)(1,042,073)(781,649)

  Provision for Taxes      (8,900)                          (34,785)   34,785
  Minority Interest       (34,111)    (16,733)   135,735     148,808  112,596
  Provision for Taxes    ---------    --------- ----------  -------- --------
  Minority Interest       (43,011)    (16,733)   135,735     183,593  147,381
    Net Profit or
    (Loss) After Tax &  ----------   ----------  ----------  -------- -------
    Minority Interest   ($193,871)  ($108,894) ($814,792)($858,480)($634,268)
                        =========    ========   ========  ========  =========
    Net Profit or (Loss)
     Per Share             ($0.02)     ($0.01)    ($0.09)   ($0.09)   ($0.07)

   Weighted Average
     Shares Outstanding  9,456,696   9,456,696  9,456,696 9,456,696 9,456,696

                                  THE QUANTUM GROUP, INC.
                             STATEMENT OF SHAREHOLDERS' EQUITY
                                        (UNAUDITED)
                                 January 1, 1993 to June 30, 1996

                             COMMON STOCK           PAID IN     ACCUMULATED
                             SHARES      AMOUNT     CAPITAL       DEFICIT

Balance,
January 1, 1993              8,506,090   $8,506     $958,637    ($960,162)

Shares issued for Cash         938,606      939      227,817

Sale of Shares by Subsidiary
Eurectec, Inc.)                                      478,321

Profit for the year ended
December 31, 1993                                                 266,392
                            ----------- ---------- ---------- ------------
Balance,
December 31, 1993            9,444,696    9,445    1,664,775     (693,770)

Shares issued for Commission
in Lieu of Cash                 12,000       12       11,988

Loss for the year ended
December 31, 1994                                                (170,419)
                            ----------- --------- ------------ ------------
Balance,
December 31, 1994            9,456,696    9,457   1,676,763      (864,189)
                            ----------- --------- ------------ ------------
Loss for the year ended
December 31, 1995                                                (634,268)

Balance,
December 31, 1995            9,456,696    9,457   1,676,763    (1,498,457)
                            ----------- --------- ------------ ------------

Sale of Shares by
Subsidiary (Eurectec, Inc.)                           1,600

Loss for the Six Months ended
June 30, 1996                                                    (108,894)
                             ---------- -------- ------------- ------------
Balance, June 30, 1996       9,456,696   $9,457  $1,678,363    (1,607,351)
                             ========== ======== ============  =============

                           THE QUANTUM GROUP, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                  Six Months  Six Months       Year
                                    Ended        Ended         Ended
                                   June 30,     June 30,     December 31,
                                    1996          1995          1995
Cash Flows From
Operating Activities

Net Profit (Loss)                 ($108,894)    ($858,480)    ($634,268)
Adjustments to reconcile
 net profit or (loss)
 to net cash:
   Amortization &
    Depreciation                     13,498         7,268        14,342
    Non Cash Expenses
    Loss on Abandonment of Asset                                 10,500
    Minority Interest               (16,733)     (148,808)     (112,596)
Changes in Operating
  Assets and Liabilities
 (Increase) Decrease in
  Accounts Receivable              (202,359)      556,249       453,182
 (Increase) Decrease in
  Inventory                                                      12,900
 (Increase) in Deposit on
  Inventory                         424,820
 (Increase) in License
  Rights                           (497,547)
 Decrease (Increase) in Long Term
  Accounts Receivable                             326,249       326,249
 (Increase) Decrease in
   Loan Receivable                                  7,816         7,816
 (Increase) Decrease in
   Prepaid Insurance                                  984           984
 (Increase) in Prepaid
  Commissions                       (67,415)                    273,500
 (Increase) Decrease in
  Deposits                                          8,336         8,335
 Increase (Decrease) in
  Notes Receivable                                             (345,000)
 Increase (Decrease) in
  Accrued Expenses                  (93,694)                    136,579
 Increase (Decrease) in
 Accounts Payable                  (117,022)      126,512       (49,217)
 Increase (Decrease) in
 Tax Payable                                      (34,785)      (34,785)
 Increase in Customer
  Deposits                          404,446                    (244,464)
                                  -----------   -----------  -------------
   Net Cash Generated (Used) by
   Operating Activities            (260,900)       (8,659)     (175,943)
                                  -----------   ------------ ------------
Cash Flows From
Investing Activities

  Purchase (Abandonment)
  of Leasehold Improvements                        10,500
  Purchase of Vehicle
  Sale of Residential
   Property                         236,586
  Purchase of Furniture
  Increase in Loans Receivable
  Increase in Security

Net Cash Provided (Used)          -----------   ------------ --------------
by Investing Activities             236,586        10,500

Cash Flows From
Financing Activities

Payment of Long Term Debt                           (900)         (1,997)
  Increase (Decrease) in
   Notes Payable                    353,547                      273,158
  Increase (Decrease) in
   Mortgage Payable                (165,000)
  Increase (Decrease) in
   Vehicle Note Payable              (4,781)
  Increase (Decrease) in
   Amounts Due Officers              23,000         8,492        (69,900)
  Sale of Common Stock                1,600

Net Cash Provided by               ----------   -----------   ------------
   Financing Activities             208,366         7,592        201,261
                                   ----------   -----------   ------------
Increase (Decrease)
   In Cash                          184,052         9,433         25,318

Cash at Beginning
   of Period                         26,140           822            822
                                   ----------   -----------   ------------
Cash at End of Period              $210,192       $10,255        $26,140
                                   ==========   ===========   ============


                 The Quantum Group, Inc. and Subsidiaries
                       Notes to Financial Statements

NOTE #1 - Corporate History

The Company was organized on December 2, 1968, under the laws of the State of California, as Acqualytic Systems, Inc. The Company was suspended on
June 1, 1971 for failure to comply with statutory laws of California. On June 15, 1989, the Company was reinstated after paying the applicable taxes and fees to the State of California. During the period of its suspension the Company transacted no business with the exception of its President, Mr. Frank Scoville, transferring stock previously issued to him to a number of other individuals. the Company acted as its own transfer agent.

Pursuant to an agreement of merger filed on June 27, 1989, in the State of Nevada, Acqualytic System, Inc., a California Corporation, merged with
Country Maid, Inc., a Nevada Corporation. The Nevada Corporation was incorporated in the State of Nevada on June 13, 1988, and on June 30, 1989 Country Maid, Inc., filed applicable documents with the State of Nevada and received a Certificate of Reinstatement. Country Maid, Inc., was the survivor corporation pursuant to the merger agreement. The surviving Corporation changed its name to Transcontinental Video Robotics, Inc., on June 27, 1989. On September 18, 1992, the name of the Company was changed to The
Quantum Group, Inc.

During 1991 and 1992, the Company marketed electronic acupuncture devices and a complete line of nutritional supplements through franchised distribution centers. In December 1992, all operations of the subsidiary involved with acupuncture devices and nutritional supplements were suspended. Losses incurred in these operations have been treated as operating losses in 1991 and 1992.

In 1992, the Company acquired the rights to import and market equipment used in the tire recycling industry. The Company has imported equipment for one plant that has been made operational in California, and is presented on the financial statements as inventory. The tire recycling operation is the thrust of the Company's operations at December 31, 1995.

Through its subsidiary, Eurectec, Inc., the Company acquired mining claims in the State of Nevada by granting license rights for the tire recycling and recovery technology for the states of Colorado, Arizona and New Mexico. The mining claims have no basis for financial reporting because of the trade. In addition, the Company has not paid required assessment work on the mining leases and they are in default at December 31, 1995.

NOTE #2 - Significant Accounting Policies

(A)  The Company uses the accrual method of accounting.
(B) Revenues and expenses are recognized in the period in which the activities occur.
(C) The Company considers all short term, highly liquid investments, that are readily convertible, within ninety days, to known amounts of cash


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL STATEMENTS


Liquidity and Capital Resources

At June 30, 1996, the Company had cash of $210,192 on hand.

The management of the Company made the decision at year end 1992 to concentrate its resources and management efforts on the Company's tire recycling operations. This start up effort eliminated the Company's ability to generate revenue throughout of 1993 and 1994, as sales take six to twenty months to complete. As such the Company experienced cash flow difficulties through 1993, 1994 and most of 1995.

Equipment sales of the Second Saudi Unit and deposits on Phase Two of the Saudi project provided an increase in working capital.

During the six months ended June 31, 1996, the Company's net cash used in operations was $260,900 compared to cash utilized of $8,659 in the same period of 1995. This is due to the a number of factors within the accounting for cash format. The Company wrote off it's Accounts Receivable from the Canadian licensee during the three months ended June 30, 1995, this results in an addition to operating loss and a "source" of funds which are practically offsetting. Additionally, the effect of the write off in decreasing minority interest becomes a "use" of funds which is offset by the increase in accounts payable which was the Company's cash flow source for the period. The write off was a total of $882,498, the net loss for the three months ended June 30, 1995 was $814,792. The loss, includes of an operating loss of $80,529 before the addition of the non operating loss. The minority interest adjustment was $148,808, while accounts payable increased $126,512. In the Six months ended June 30, 1996, Receivables increase $202,359, and the purchase of a license for tile manufacturing reduced cash by $497,547 (less the note payable of $353,547 reflected as a financing activity). Customer deposits of $404,446 and the utilization of deposits on inventory of $424,829 partially offset the cash outflows. Accrued Expenses and accounts payable were reduced $93,694 and $117,022 respectively adding to the cash utilization.

Investing Activities consisted solely of the proceeds from the sale of the Company's residential property in Miami Florida, during the fist Quarter of 1996. Abandonment of assets of $10,500 was the only activity in the Six Months ended June 30, 1995.

Financing activity in the six months ended June 30, 1996 consisted cash sources from the increase of Notes Payable which is the non cash portion of the tile license referred to above, of an increase in advances from officers of $23,000 and $1,600 from the exercise of a stock option in the Company's subsidiary, Eurectec, Inc. Cash was utilized in the payoff off the mortgage on the sale of the Company's Miami property and the payoff of the vehicle note. During the Six Months ended June 30, 1996, Financing activity consisted solely of and increase in the amounts due offices of $8,492 reduced by a pay down of $900 on the vehicle note.

The Company has no material commitments for capital expenditures.


RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 1996, and the Three Months ended June 30, 1995.

The Company had no revenue during the three months ended June 30, 1996 or for the same three months of 1995.

Depreciation expense of $2,604 is less than the comparable period last year solely because of the sale of the residential property in the prior quarter. Amortization expense of $8,292 in the current quarter is due to the signing of the tile license agreement. This agreement is for five years beginning June, 1996. One months amortization was charged in the current quarter, no such charge was made in the prior year.

Travel Expense ($35,058 vs. $4,147), Office Expense ($16,349 vs. $1,934),
Administrative expense ($51,432 vs. $17,150) and Consulting Fees
($86,714 vs. $25,156) all increased in the quarter ended June 30, 1996 as compared with the same quarter 1995. This increase is do to an increased level of sales activity in the existing product line and addition activities due to starting The tile molding activities.

In the second quarter of 1995, Accounts Receivable in the amount of $882,498 were written off. No write offs were incurred in the current year.

Minority Interest is a credit of $34,111 in the second quarter of 1996, which is $101,624 less than the same quarter of 1995 because the loss is in 1996 than for the same quarter 1995.

Comparison of the six months ended June 30, 1996, and the six months ended June 30, 1995

Revenues for the six months ended June 30, 1996 are $782,549 compared to $37,800 in the comparable 1995 period. This is due to the delivery of Eurectec, Inc., Equipment to Saudi in 1996. Cost of goods sold is larger in 1996 for the same reason.

Amortization Expense of $8,292 in 1996 has no comparable expense in 1995.

As with the current quarter, travel expense, office expense, administrative expense and consulting fees are larger in the six months ended June 30 1996 as compared to the six months ended June 30, 1995 due to increased sales activities and to the preparation of the molded tile line.

Because there were no significant sales in the six months ended June 30, 1995, no commissions were paid, the delivery of the Saudi equipment in the first quarter of 1996 cause $70,000 of commission expense.

The Company recognized a $12,500 gain on the sale of previously written off securities in the first quarter of 1995. No comparable gain occurred in 1996, however, the Company realized a gain of $25,850 on the sale of the Miami property in 1996 with no comparable 1995 gain.

Comparison of the three months ended June 30, 1995, and the three months ended June 30, 1994.

The Company generated no revenue during the three months ended June 30, 1995. $50,000 of revenue was generated in the same period of the prior year. The 1994 revenue is from the forfeiture of the deposit for license rights in Mexico.

Because of the opening of the Canadian licensee's plant, the need for the Eurectec, Inc. demonstration facility in Wilmington, Ca was reviewed during the first quarter of 1995. The decision was made to close the facility and move the Company offices to a more "Office" environment. This move took place at the end of March, 1995. As a result of the move, leasehold improvements were abandoned and the abandonment expensed during the three months ended
March 31, 1995.

During the three months ended June 30, 1995, the Company restructured its relationship with i's Canadian licensee. Due to change in ownership, the objectives of the Canadian group also changed. The Company agreed to cancel the outstanding Accounts Receivable for the Canadian license in return for the rights to the Company. The Company also agreed to cancel the Accounts Receivable equipment balance in return for an equity interest in the Canadian company. Because the valuation of the equity interest is immaterial and of uncertain value. The Company choose to write of the entire Receivable rather than establish an asset of uncertain income generation potential.

Total operating expenses were reduced from $149,864 in the three months ended June 30, 1994 to $80,529 in the three months ended June 30, 1995. This reduction of $69,335 (46%), represents a continuing effort to curtail expenses in recognition of the elongated time spans for sales.

Minority Interest credit of $137,735 for the quarter ended June 30,1995 is significantly larger ($115,742) than the credit in the comparable quarter of 1994 (19,993) due the Accounts Receivable write off.

During the three months ended June 30, 1995, the Company was able to sell half of it's interest in Texas Securities, Inc. The Company had written off this holding in 1993, when Texas Securities filed for Chapter 7 liquidation under Federal bankruptcy law. A group of investor's, of which the Company is not a party, have challenged the proceedings and wished to consolidate the ownership Of the Texas Securities, Inc. shares. The Company retained the balance of its'interest in the hope of benefiting from this effort in excess of the $12,500 received. Only the cash receipt for the portion sold was recognized as the value of the remaining portion is uncertain.

Comparison of the six months ended June 30, 1995, and the six months ended June 30, 1994.

Revenue for the six months ended June 30, 1995 were $37,800. Revenue for the comparable 1994 period were $170,000. Neither six month period reflects the sale of any Eurectec, Inc., equipment packages.

Operating expense for the six months ended June 30, 1995 ($199,375) were $119,650 or 37% less than the $319,025 incurred in the 1994 period.
Occupancy related expenses continue below prior year. Travel expense in the six months ended June 30, 1995 exceed the expenses of 1994 by $7,628
($11,502 vs. $3,874) due to increased foreign travel to finalize arrangements for the equipment delivery to Saudi Arabia later in the year.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          None

Item 2.  Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

           None

Item 4.   Submission of Matters to a Vote of the Shareholders

           None

Item 5.   Other Information

           None

Item 6.   Exhibits and Reports on Form 8-K

    No reports on Form 8-K were filed, or required to be filed, during the quarter ended June 30, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                          The Quantum Group, Inc.


August 27, 1996                          /s/ Ehrenfried Liebich
                                         Ehrenfried Liebich
                                         Chairman of the Board,
                                         President, and
                                         Chief Executive Officer


August 27, 1996                           /s/ John F. Pope
                                          John F. Pope
                                          Vice President, Finance
                                          Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                          The Quantum Group, Inc.

August 27, 1996                        /s/ Ehrenfried Liebich
                                       Ehrenfried Liebich
                                       Chairman of the Board,
                                       President, and
                                       Chief Executive Officer


August 27, 1996                       /s/  John F. Pope
                                      John F. Pope
                                      Vice President, Finance
                                      Chief Accounting Officer