Form 10QSB
period 1996-09-30
QUANTUM GROUP INC /NV/
filed 1996-11-15
CIK 921450

United States
       Securities and Exchange Commission
             Washington, DC 20549

                  FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended       Commission File Number
  September 30, 1996             0-23812

            THE QUANTUM GROUP, INC.
        (Exact name of registrant as specified in its charter)

               NEVADA
(State or other jurisdiction of incorporation or organization)

               95-4255962
  (I.R.S. Employer Identification No.)

            Park Irvine Business Center
           14771 Myford Road,  Bldg. B.
               Tustin, CA, 92780

    (Address of principal executive offices)

              (714)-508-1470
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:

                       None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           X   Yes        No


State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

        Common stock, par value $.001; 9,456,696 shares outstanding as of November 15, 1996

          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            THE QUANTUM GROUP, INC.
                                &
                        Subsidiaries

           FINANCIAL STATEMENTS

 Three Months and Nine Months ended September 30, 1996
 Three Months and Nine Months Ended September 30, 1995


                THE QUANTUM GROUP, INC.
                   BALANCE SHEETS
                    (UNAUDITED)

                      September 30,  September 30,  December 31,
                         1996           1995           1995

   ASSETS

CURRENT ASSETS
Cash                   $25,767          $3,895        $26,140
Accounts Receivable    580,384          76,896        179,963
Inventory              490,579         503,479        490,579
Deposit on Invetory                    424,820        424,820
License Rights         476,816
Loans Receivable        38,750          38,750         38,750
Employee Receivable     34,500                         34,500
                      _________       _________      _________
Total Current Assets  1,646,797       1,047,840      1,194,752


PROPERTY & EQUIPMENT

Furniture and Fixtures   15,363          12,780         10,693
Residential Property                    236,519        236,586
Vehicles                    299           2,996          2,248
                       _________       _________      _________
  Total Property         15,662         252,295        249,527
   & Equipment

OTHER ASSETS

Notes Receivable        310,500                        310,500
Securities                6,250           6,250          6,250
Deposit                     661             661            661
Organization
Prepaid Commissions      67,415         273,500
                       _________       _________      _________
  Total Other Assets    384,826         280,410        317,411
                     ___________     ___________    ___________
  Total Assets       $2,047,285      $1,580,545     $1,761,690
                     ===========     ===========    ===========
/TABLE

               THE QUANTUM GROUP, INC.
                BALANCE SHEETS
                 (UNAUDITED)

                      September 30,  Septmeber 30,  December 31
                         1996           1995          1995

LIABILITIES & SHAREHOLDERS EQUITY

CURRENT LIABILITIES
Accrued Expenses        $181,098       $120,277       $226,856
Accounts Payable         299,879        703,692        476,379
Due Officers              89,863        137,966         58,701
Customer Deposits        243,986        488,938        244,474
Franchise Tax Payable     23,345
Capitalized Leases        16,741         16,741         16,741
Current Maturities                        1,964          1,964
                      __________      _________      _________
  Total Current         854,912       1,469,578      1,025,115
   Liabilities

LONG TERM LIABILITES
Note Payable            626,705                        273,158
Vehicle Note Payable                      5,478          4,781
Mortgage Payable                        165,000        165,000
Less Current Maturites                   (1,964)        (1,964)
                      __________     __________     __________
  Total Long Term       626,705         168,514        440,975
   Liabilities

Minority Interest in    143,597          58,384        107,837
  Subsidiary

STOCKHOLDER'S EQUITY
 Common stock, 50,000,000 shares
  authorized 9,456,696
  shares outstanding
  in 1995 & 1996          9,457           9,457           9,457
 Paid in Capital      1,678,363       1,676,763       1,676,763
 Accumulated Deficit (1,265,749)     (1,802,151)     (1,498,457)
                     __________      __________      __________
Total Stockholders'     422,071        (115,931)        187,763
   Equity            __________      __________      __________

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY $2,047,285     $1,580,545     $1,761,690
                      ==========     ==========     ==========



              THE QUANTUM GROUP, INC
              STATEMENT OF OPERATIONS
                 (UNAUDITED)

                   Three     Nine        Three       Nine       Twelve
                   Months    Months      Months      Months     Months
                   ended     ended       ended       ended      ended
                  September  September   September   September  December
                   30, 1996   30, 1996    30, 1995    30, 1995   31, 1995

REVENUE
Equipment Sales  $1,662,149  $2,443,698    $19,401     $57,201  $2,679,790
License Sales        35,000      35,000
                  __________  __________ __________  __________ ___________
 Total Revenues   1,697,149   2,478,698     19,401       57,201  2,679,790

COSTS OF SALES    1,046,223   1,504,036     21,239        21,239 1,688,947
                  __________  __________ ___________  __________ __________
 Gross Profit       650,926     974,662     (1,838)       35,962   990,843

EXPENSES
 Commission          47,936     117,936                             329,960
 Depreciation         3,159       8,367      3,384        10,152     14,342
 Amortization        12,439      20,731
 Taxes               26,122      66,778      7,730        19,232     45,468
 Travel                          10,000      5,000        11,000     46,925
 Office              19,312      56,095        986         3,351     23,846
 Rent & Utilities    28,689      59,144      6,827        31,868     57,221
 Administration      23,247     112,258      9,488        50,707     69,301
  Expenses
 Consulting Fees    62,377     224,698      51,803       146,295    164,178
 Interest           10,205      31,692       5,667        17,655     69,178
 Accounts Receivable                                     882,498    953,634
  Written Off
                 _________   _________   _________     _________   _________
Total Expenses     223,486     707,699      90,885     1,172,758   1,774,492
                 _________   _________   _________     _________   _________

Net Profit or      417,440     266,963     (92,723)   (1,136,796)   (783,649)
(Loss) from
Operations

NON OPERATING EXPENSES
 Write Down of Securities                                  12,500      12,500
 Abandonment of Asset                                     (10,500)    (10,500)
 Gain on Sale of Asset         24,850
                ___________  _________   __________      __________   ________

 Profit or (Loss)   417,440   291,813      (92,723)    (1,134,796)   (783,649)

 Provision for       23,345    23,345                     (34,785)    (34,785)
  Taxes
 Minority Interest   52,493    35,760      (13,241)      (162,049)   (112,596)
 Provision for Taxes ______    _______     ________      _________   _________
 & Minority Interest 75,838    59,105      (13,241)      (196,834)   (147,381)
 Net Profit or (Loss)______    _______     ________      _________   _________
  After Tax & Minority
  Interest         $341,602   $232,708     ($79,482)    ($937,962)  ($634,268)
                    ========  =========    =========    ==========  ==========

Net Profit or (Loss)
 Per Share               $0         $0          ($0)          ($0)        ($0)

Weighted Average
SharesOutstanding  9,456,696  9,456,696    9,456,696     9,456,696   9,456,696


                      THE QUANTUM GROUP, INC
                 STATEMENT OF SHAREHOLDERS' EQUITY
                         (UNAUDITED)

                           COMMON STOCK               PAID IN   ACCUMULATED
                                                      CAPITAL     DEFICIT
                           SHARES        AMOUNT
Balance,
January 1, 1993          8,506,090     $8,506        $958,637   ($980.162)

Shares Issued for
Cash                       938,606        939         227,817

Sale of Shares by
Subsidiary
(Eurectec, Inc.)                                      478,321

Profit for the year ended
December 31, 1993                                                266,392
                       ___________     ________      _________   __________
Balance,
December 31,1993         9,444,696        9,445      1,664,775  (693,770)

Shares Issued for
Commission in Lieu
of Cash                     12,000           12         11,988

Loss for the year ended                                          (170,419)
December 31,1994         __________      ________     _________   __________
Balance,
December 31, 1994        9,456,696        9,457      1,676,763   (864,189)
                       ___________      ________     _________  __________

Loss for year ended
December 31, 1995                                                (634,268)

Balance,
DecemBer 31, 1995       9,456,696         9,457      1,676,763 (1,498,457)
                       __________       ________     _________  __________

Sale of Shares by
Subsidiary
(Eurectec, Inc.)                                         1,600

Profit Nine Months ended
September 30, 1996                                                 232,708
                      ___________       ________     __________ __________
Balance,
September 30, 1996      9,456,696         9,457       1,678,363 (1,265,749)
                      ===========        =======     ==========  =========


                      THE QUANTUM GROUP, INC.
                      STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                          NINE MONTHS  NINE MONTHS     YEAR
                            ENDED         ENDED        ENDED
                         SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
                            1996          1995         1995

Cash Flows From
Operating Activities

Net Profit (Loss)          $232,708     ($937,962)   ($634,268)
Adjustments to reconcile
 net profit or (loss)
 to net cash:
  Amortization &
  Depreciation               29,098        11,574       14,342
  Non Cash Expenses
  Loss on Abandonment
  of Asset                                              10,500
  Minority Interest          35,760      (132,049)    (112,596)
 Changes in Operating
  Assets & Liabilities
 (Increase)Decrease in
  Accounts Receivable     (400,421)       556,249      453,182
 (Increase)Decrease in
  Inventory                                             12,900
 (Increase)in Deposit
  on Inventory             424,820
 (Increase) in License
  Rights                  (497,547)
 Decrease(Increase) in Long
 Term Accounts Receivable                 326,249      326,249
 (Increase)Decrease in
  Loan Receivable                           7,816        7,816
 (Increase)Decrease in
  Prepaid Insurance                           984          984
 (Increase)Decrease in
  Prepaid Commissions      (67,415)                    273,500
 (Increase)Decrease in
  Deposits                                  8,336        8,335
 Increase(Decrease) in
  Notes Receivable                                    (345,000)
 Increase(Decrease) in
  Accrued Expenses         (45,758)                    136,579
 Increase(Decrease) in
  Accounts Payable        (176,500)       178,096      (49,217)
 Increase(Decrease) in
  Tax Payable               23,345        (34,785)     (34,785)
 Increase in Customer
 Deposits                     (488)                   (244,464)
                          _________      _________   __________
  Net Cash Generated
   (Used) by Operating
   Activities             (442,398)        (15,785)   (175,943)
                         __________       _________   _________


                 THE QUANTUM GROUP, INC.
                 STATEMENT OF CASH FLOWS
                     (UNAUDITED)
                      Continued


                         NINE MONTHS  NINE MONTHS    YEAR
                           ENDED        ENDED        ENDED
                        SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,

Cash Flows From
Investing activities

 Purchase (Abandonment)
  of Leasehold Improvements              10,500
 Purchase of Vehicle
 Sale of Residential
  Property                 236,586
 Purchase of Furniture     (11,089)
 Increase in Loans Receivable
 Increase in Security

Net Cash Provided (Used)  _________     _________     _________
 by Investing Activities    225,497        10,500

Cash Flows From
Financing Activities

 Payment of Long Term Debt                (1,300)       (1,997)
 Increase(Decrease) in
  Notes Payable             353,547                    273,158
 Increase(Decrease) in
  Mortgage Payable         (165,000)
 Increase(Decrease) in
  Vehicle Note Payable       (4,781)
 Increase(Decrease) in
  Amounts Due Officers       31,162        9,365        (69,900)
 Sale of Common Stock         1,600
                           ________     _________     _________
Net Cash Provided by
 Financing Activities       216,528        8,065        201,261
                           ________     _________     _________
Increase(Decrease)
 in Cash                       (373)       3,073         25,318

Cash at Beginning
 of Period                   26,140          822            822
                           ________     _________     __________
Cash at end of Period       $25,767       $3,895        $26,140
                           ========     =========     ==========


         The Quantum Group, Inc. and Subsidiaries
             Notes to Financial Statements

Note # 1 - Corporate History

The Company was organized on December 2, 1968, under the laws of the state of California, as Acqualytic Systems, Inc. The Company was suspended on June 1, 1971 for failure to comply with statutory laws of California. On June 1, 1989, the Company was reinstated after paying the applicable taxes and fees to the state of California. During the period of its suspension the Company transacted no business with exception of its President, Mr. Frank Scoville, transferring stock previously issued to him to a number of other individuals. The Company acted as its own transfer agent.

Pursuant to an agreement of merger filed on June 27, 1989, in the state of Nevada, Acqualytic Systems Inc., a California Corporation, merged with Country Maid, Inc. a Nevada Corporation.
The Nevada Corporation was incorporated in the state of Nevada on June 13, 1988 and on June 30, 1989 Country Maid, Inc., filed applicable documents with the state of Nevada and received a Certificate of Reinstatement. Country Maid, Inc. was the survivor Corporation pursuant to the merger agreement. The surviving Corporation changed its name to Transcontinental Video
Robotics, Inc. on June 27, 1989. On September 18, 1992, the name of the Company was changed to The Quantum Group, Inc.

During 1991, and 1992, the Company marketed electronic acupuncture devices and a complete line of nutritional supplements through franchised distribution centers. In December 1992, all operations of the subsidiary involved with the acupuncture devices and nutritional supplements were suspended. Losses incurred in these operations have been treated as operating losses in 1991 and 1992.

In 1992, the Company acquired rights to import and market equipment used in the tire recycling industry. The tire recycling operation is the thrust of the Company's operations at September 30, 1996

Through its subsidiary, Eurectec, Inc., the Company acquired mining claims in the state of Nevada by granting license rights for the tire recycling and recovery technology for the states of Colorado, Arizona and New Mexico. The mining claims have no basis for financial reporting because of the trade. In Addition, the Company has not paid required assessment work on the mining leases and they are in default at September 30, 1996.


          The Quantum Group, Inc. and Subsidiaries
        Notes to Financial Statements - Continued

Note # 1 - Significant Accounting Policies


(A)  The Company uses the accrual method of accounting.

(B) Revenues and expenses are recognized in the period in which the activities occur.

(C) The Company considers all short term, highly liquid investments, that are readily convertible, within ninety days, to known amounts as cash.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  STATEMENTS


Liquidity and Capital Resources

At September 30, 1996, the Company had cash of $210,192 on hand.

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

During the nine months ended September 30, 1996, the Company's net cash used in operations was $442,398 compared to cash utilized of $15,492 in the same period of 1995. This is due to the a number of factors within the accounting for cash format. The Company wrote off it's accounts receivable from the Canadian licensee during the three months ended June 30, 1995, this results in an addition to operating loss and a "source" of funds which are practically offsetting. Additionally, the effect of the write off in decreasing minority interest becomes a "use" of funds which is offset by the increase in accounts payable which was the Company's cash flow source for the period. The write off was a total of $882,498, the net loss for the three months ended June 30, 1995 was $814,792.

In the nine months ended September 30, 1996, receivables increased $400,421, due primarily to the addition of retainage on projects shipped. Accounts payable in the nine months ended September 30, 1996 decreased by $176,500 and accrued expenses deceased $45,758 compared to increases of $178,096 and $30,000 respectively, in the nine months ended September 30, 1995 adding to cash utilization.

The Company purchased a license for tile manufacturing reduced cash by $497,547 (less the note payable of $353,547 reflected as a financing activity).

Customer deposits were applied to purchases resulting in only a minor change $488. The utilization of deposits on inventory of $424,829 partially offset the cash outflows.

Investing Activities consisted of the proceeds from the sale of the Company's residential property in Miami, Florida, during the first quarter, and the purchase furniture and fixtures of $11,089 in the third quarter of 1996. This purchase was of telephone and computer
equipment for the new office.   Abandonment of Assets of $10,500
was the only activity in the nine months ended September 30, 1995.

Financing activity in the nine months ended September 30, 1996 consisted of cash sources from the increase of Notes Payable which is the non cash portio of the tile license referred to above, of an increase in advances from officers of $31,1620 and $1,600 from the exercise of a stock option in the Company's subsidiary, Eurectec, Inc. Cash was utilized in the payoff of the mortgage on the sale of the Company's Miami property ($165,000) and the payoff of the vehicle note($4,781). During the nine months ended September 30, 1995, financing activity consisted of an increase in the amounts due offices of $9,365 reduced by a pay down of $1,300 on the vehicle note.


The Company has no material commitments for capital expenditures.


RESULTS OF OPERATIONS


Comparison of the three months ended September 30, 1996, and the three months ended September 30, 1995.

The Company had revenue of $1,697,149 during the three months ended September 30, 1996 compared to $19,401 for the same three months of 1995. The 1996 Revenue consisted of Equipment sales to Saudi Arabia of $1,1662,149 and the sale of a license in Florida for $35,000.

Depreciation expense of $3,159 is only slightly less than the comparable period last year because of the sale of the residential property in the prior quarter, offset by adding depreciation for the furniture and fixtures purchased during the third quarter of 1996. Amortization expense of $12,439 in the current quarter is due to the signing of the tile license agreement. This agreement is for five years beginning June, 1996, no such charge was made in the prior year.

Travel Expense ($26,122 vs. $7,730), Office Expense ($19,312 vs. $986), Administrative Expense ($23,247 vs. $9,488) and Consulting Fees ($62,377 vs. $51,803) all increased in the quarter ended September 30, 1996 as compared with the same quarter 1995. This increase is do to an increased level of sales activity in the existing product line and addition activities due to starting the tile molding activities.

In the second quarter of 1995, Accounts Receivable in the amount of $882,498 were written off. No write offs were incurred in the current year.

Minority Interest is a charge of $52,34,111 in the third quarter of 1996, which compares to a credit of $13,241 for the same quarter of 1995 because of the profit in 1996 rather than the loss for the same quarter 1995.

Tax expense of $23,345 is provided in the third quarter of 1996.
This provision is for state taxes only, as California does not have loss carry back provisions similar to federal tax rules. No provision was made in 1995 due to the loss.


Comparison of the nine months ended September 30, 1996, and the nine months ended September 30, 1995.

Revenues for the nine months ended September 30, 1996 are $1,697,149 compared to $57,201 in the comparable 1995 period. This is due to the delivery of Eurectec, inc. Equipment to Saudi in 1996, and the sale of a license in Florida. The cost of goods sold is larger in 1996 for the same reason.

Amortization Expense of $20,731 in 1996 has no comparable expense in 1995.

As with the current quarter, travel expense, office expense, administrative expense and consulting fees are larger in the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 due to increased sales activities and to the preparation of the molded tile line.

Because there were no significant sales in the nine months ended September 30, 1995, no commissions were paid. The delivery of the Saudi equipment in 1996 caused $117,936 of commission expense to be paid or accrued in the nine months ending September 30, 1996.

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

           None


Item 5.   Other Information

           None


Item 6.   Exhibits and Reports on Form 8-K

            No reports on Form 8-K were filed, or required to be filed, during the quarter ended September 30, 1996.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                          The Quantum Group, Inc.



November 15, 1996             /S/ Ehrenfried Liebich
                                  Ehrenfried Liebich
                                  Chairman of the Board,
                                  President, and
                                  Chief Executive Officer




November 15, 1996              /S/ John F. Pope
                                   John F. Pope
                                   Vice President, Finance
                                   Chief Accounting Officer