Form 10KSB
period 1995-12-31
QUANTUM GROUP INC /NV/
filed 1997-02-27
CIK 921450

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                            Second Amendment to
                                 Form 10-SB

             GENERAL FORM FOR REGISTRATION OF SECURITIES OF
                          SMALL BUSINESS ISSUERS
 Under Section 12(b) or 12(g) of the Securities Exchange Act of 1934


                          THE QUANTUM GROUP, INC.
               (Name of Small Business Issuer in its charter)


            NEVADA                                95-4255962
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

PARK IRVINE BUSINESS CENTER,
14771 MYFORD ROAD, BUILDING B,
 TUSTIN, CALIFORNIA                                         90744
(Address of principal executive Offices)                    (Zip Code)

Issuer's telephone number:        (714) 508-1470

Securities to be registered under Section 12(b) of the Act:

Title of each class               Name of each exchange on which
to be so registered               each class to be registered

________________                  __________________________

________________                  __________________________

Securities to be registered under Section 12(g) of the Act:

                          COMMON
                    (Title of Class)

               INFORMATION REQUIRED IN REGISTRATION STATEMENT

                                                    PART I

Item 1.  Description of Business.

     The Quantum Group, Inc., (the "Company") is engaged in the tire recycling industry. The Company, through its approximately 85% owned subsidiary, Eurectec, Inc., ("Eurectec") performs world-wide marketing of tire recycling equipment manufactured by CISAP SpA ("CISAP"), an Italian corporation. In addition to marketing tire recycling equipment, the Company markets territorial rights to sell CISAP equipment in North
America.

     The Company was organized on December 2, 1968 under the laws of the state of California, as Acqualytic Systems, Inc. Pursuant to an agreement of merger filed on June 27, 1989 in the state of Nevada, Acqualytic Systems, Inc., merged with Country Maid, Inc., a Nevada Corporation. Country Maid, Inc., was incorporated in the state of Nevada on June 13, 1988. Country Maid, Inc., was the survivor Corporation pursuant to the merger agreement. The surviving Corporation changed its name to Transcontinental Video Robotics, Inc., on June 27, 1989. On September 18, 1992, the Company changed its name to The Quantum
Group, Inc.

     Prior to entering the tire recycling industry, the Company marketed various products in North America through franchised distribution centers. The Company sold electronic acupuncture devices and a complete line of nutritional supplements. In 1992, the Company decided it could more effectively market its products through a multi-level network, which it wished to market on an international basis. Pursuant to this desire, in early December 1992, the Company acquired Safety Products Innovations Limited, ("SPI") in a stock for stock transaction. The Company issued 418,816 restricted common shares to acquire all of the issued and outstanding shares of SPI. The parties deemed the per share value of the Company's stock to be $3.00.

     SPI had an established international multi-level network, through which it sold a line of home, auto and personal alarms. The Company believed it could continue to use SPI's network to market the home, auto and personal alarms, as well as the electronic acupuncture devices and nutritional supplement products marketed by the Company. However, after acquiring SPI, the Company realized it could not profitably market the electronic acupuncture devices and the nutritional supplements through SPI's multi-level network. The Company also determined that it could not profitably market the alarms, therefore effective January 1, 1993, the Company discontinued all operations of SPI and chose to focus its efforts and resources into marketing tire recycling equipment.

     In 1992, through Eurectec, the Company acquired the exclusive license to market tire recycling equipment in the United States, Canada and Mexico. At that time the Company also acquired a non-exclusive world-wide license to market and sell the recycling equipment. The licenses acquired from CISAP are to continue until April 26, 1998. On April 26,
1998 the agreement will be automatically renewed for a period of two years unless terminated by either party pursuant to six months prior notice. This arrangement shall continue to renew every two years in perpetuity unless terminated by either party pursuant to six months notice prior to the closing of any given two year period. The license agreements provide that CISAP will manufacture, ship and install the equipment the Company sells. CISAP will also provide training in equipment operation to the purchaser. The exclusive North America license agreement further provides that the Company has the right to sell sub-licenses to other entities. This allows the
Company to sell the exclusive right to market CISAP equipment within a designated territory in North America, to interested buyers.. The Company has the right to define a territory based on geography, population or whatever criteria it deems appropriate.

     To maintain the exclusive marketing rights to North America, the Company must purchase a minimum of eight granulator machines, or equipment of similar value, during each year. (In addition to manufacturing granulators, CISAP manufactures other tire recycling equipment including shredders and various presses.) The Company has failed to meet the minimum number of granulator purchases or purchases of other equipment of similar value each year since the exclusive license agreement became effective. Part of the difficulty the Company has encountered in meeting its minimum purchase requirements is directly related to problems CISAP has had in the production and operation of its equipment. For instance, the crumb rubber output levels calculated by CISAP and used by the Company in selling the CISAP machinery quote a certain level of crumb rubber production. However, when the equipment was installed in China and put to use the output realized by the Chinese differed from the output levels represented by CISAP and the Company. Upon further investigation, CISAP found that the tires the Chinese were recycling contained a much higher fabric content than the tires used to calculate production figures, as a result the crumb rubber output at the Chinese plant was lower than projected. From this experience, CISAP and the Company realized that greater research and testing needed to be done on the CISAP equipment to better understand the outputs attainable by the equipment based on different variables.

     Based on the Chinese experience and its research and development, CISAP has made significant improvements to its equipment in the past few years. In the last year, CISAP has redesigned its granulator to increase output while
decreasing down-time and wear and tear on the machinery.   CISAP accomplished
this by redesigning the way the tires are processed prior to granulation. CISAP's older granulators would shred the tires and then send the entire contents of the tire through the granulation process. In other words, the steel and fabric used in the tires were sent through the granulation process. This caused considerable wear and tear to the granulating equipment, which led to excessive maintenance and down-time and decreased production. In CISAP's new equipment, almost all of the steel and fabric is sorted out from the rubber and removed from the system prior to the granulation process.
With the new equipment, the material that enters the granulation process is at least 90% pure rubber, this helps decrease the wear and tear on the granulation equipment and the associated down-time while increasing output levels. These changes have helped improve the output and reliability of the CISAP equipment.

     In recognition of the difficulties CISAP and the Company have encountered with the CISAP equipment, the two parties have continued to operate as though the exclusive license agreement was in force, even though the Company was in default of said agreement for not meeting its minimum purchase requirements.. Based on their experience over the past several years, CISAP and the Company recently renegotiated certain provisions of the exclusive licensing agreement. The major emphasis of the renegotiated agreement, dated March 31, 1996, was to affirm the continuance of the Company's exclusive marketing rights in North America if it purchases eight granulators or machines of similar value per year. Should the Company fail to meet its purchase quota, CISAP may, in its discretion revoke the exclusive license or allow it to continue in force.

     In the event the Company does not maintain its exclusive right in North America the license agreement provides that CISAP will honor the sub-licenses negotiated by the Company.

     While the Company hopes to maintain the exclusive marketing license, it believes that even though it is not currently a major player in the tire recycling industry, it could continue to operate in the industry without the exclusive marketing license for various reasons. It bases this belief on its friendly relations with CISAP which would allow the Company to maintain a non-exclusive marketing right, the specialized nature of the industry with its barriers to entry and the name recognition the Company has achieved through participation in trade shows and industry gatherings during the past three years.

     As stated, there are substantial barriers to entering into the tire recycling industry. These barriers include high start-up costs and long-term sales cycles. As of September 1996, the estimated cost of establishing a fully operational tire recycling facility utilizing the CISAP equipment was approximately $1,742,735. Based solely on the cost of establishing an operational facility, the number of potential clients for the product the Company markets is fairly limited. In addition to the cost of equipment, potential clients for the equipment must have a location capable for use as a tire recycling plant. A tire recycling facility must be large enough to house the machinery and must have sufficient storage space to store tires for recycling. While a recycler may not have to store its full supply of tires at the facility, it would need space to store enough tires to keep the plant operating between delivery periods of additional tires. Thus, the costs associated with the space requirements of operating a profitable tire recycling plant significantly limit the number of potential clients available to purchase the tire recycling equipment the Company markets.

     The barriers to entry into the tire recycling industry make it difficult for new companies to compete, for this reason the Company does not have a lot of companies to compete with for business. Because of the high cost of tire recycling equipment, competition is based to a great deal on price. However, competition also focuses around customer service, as clients expect a great deal of customer service after paying so much money for the tire recycling machinery.

     The costs and space requirements associated with tire recycling plants also tend to elongate the sales cycle for tire recycling equipment. Typically, it takes six to eighteen months from the time the Company first contacts a potential customer until the sales transaction is completed, the machinery is installed and the Company is paid in full. Generally, it takes the customer time to arrange financing and find and secure the necessary physical facilities. Further, it takes roughly six months for CISAP to manufacture a granulator and CISAP does not manufacture the equipment until the Company orders it. The Company does not order the equipment until it has received a letter of credit from the prospective client because the
Company could not sustain the loss if it were to pre-order the granulator and then have the sales transaction fail. After the equipment is finished, depending upon the location, it takes anywhere from six to eight weeks to ship and install the granulator at the customer's facility. Another problem is that the Company must rely on the efforts of its officers and directors to generate sales, in addition to their other duties, with such a small sales force it has been difficult for the Company to establish any type of steady sales volume. The extended period of time it takes for the Company to complete a sales transaction is not atypical for the industry and poses a substantial burden to entry in the recycling industry.

     The Company has struggled with these barriers to entry since deciding to engage in the marketing of  tire recycling equipment.  Because of the time required to complete sales transactions, the Company has experienced cash flow difficulties. The Company has also encountered cash flow difficulties because the tire recycling industry is highly competitive. Many of the Company's competitors have longer operating histories and are financially stronger than the Company which has made it difficult for the Company to establish itself in the industry. The Company believes that the equipment it sells is superior to the equipment used by its competitors in several respects. The competing equipment tends to be large and require a great deal of space, whereas the equipment sold by the Company is compact and can be operated in smaller facilities. In addition, the principal method used by many of its competitors to separate the rubber from the other materials used in the tire is a cryogenic (freezing) process. This process is cumbersome and expensive and reduces the elasticity of the rubber, which limits the usefulness of the crumb rubber for after market products. The process employed by the CISAP equipment does not require the tires be frozen
to extract the non-rubber materials.   Thus, the Company believes, the
process employed by the CISAP equipment is superior to it competitors because it does not incur the costs associated with the cryogenic process nor does it have an adverse effect on the elasticity of the rubber. Another advantage of the equipment the Company sells is its ability to granulate the rubber into many different sizes, which allows the Company's granulated rubber (known in the industry as "crumb rubber") to be marketed for widely varying uses from use as an additive to asphalt paving to use in the production of interlocking tiles, mats and even carpet.

     While sales volume has increased more slowly than hoped, the Company has engaged in various sales transactions. Pursuant to its agreement with CISAP, the Company has sold various exclusive sub-licenses. The Company has entered into exclusive sub-license agreements in Utah and Canada. The Company had negotiated an exclusive sub-license agreement in Mexico, however, in 1995, the Mexican Group discontinued its sub-licensing agreement in default of the agreement. The Mexican Group returned its licensing right to the Company and forfeited the licensing fees it paid in 1995 and previous years. Also during 1995, the Company restructured its relationship with its Canadian licensee, Evergreen Recycling, Ltd., ("Evergreen"). The Company agreed to cancel the outstanding accounts receivable on the Evergreen sub-license in return for the cancellation of Evergreen's exclusive and non-exclusive territorial right, including its right to be the sole provider of CISAP equipment in Canada, except in Alberta, where Evergreen continues to maintain an exclusive sub-license to market and sell CISAP equipment. The Company also agreed to cancel the accounts receivable for the equipment balance, in part due to problems in the delivery and set-up of the equipment, in return for an equity interest in the Canadian company. (See Note 12 of the Financial Statements.)

     The Company has sold tire recycling equipment to facilities in Canada, China, Saudi Arabia and Germany. The Company also purchased equipment several years ago for use in a demonstrational facility the Company setup in Wilmington, California. The facility was fully operational and was used to demonstrate CISAP recycling equipment to potential buyers.
In March 1995, the Company closed the Wilmington facility and began to use Evergreen's facility to demonstrate the tire recycling equipment. The Canadian facility uses newer, larger capacity equipment than the Wilmington facility and is currently an operating tire recycling facility rather than merely a demonstrational facility. The Company is storing the equipment from the Wilmington facility while it contemplates selling the equipment or keeping it and establishing its own fully functional recycling facility.

     In addition to its agreement with CISAP, the Company, through Eurectec, recently entered an agreement with SMS Sondermaschinen GmbH, a German corporation, ("SMS") which grants the Company the exclusive right to sell and market SMS equipment and machinery on a worldwide basis. SMS has expertise in the manufacturing of machinery and equipment used in the recycling of tires and the manufacturing of after-market products using crumb rubber. The agreement grants to the Company the exclusive right to market and sell worldwide any machinery, equipment, product, binder, process, application or license using any of the know-how, trade secrets, patents, confidential information or other technology of SMS (collectively "SMS products"), which is either currently owned by SMS or developed or acquired by SMS in the future. To date, the Company has not sold any SMS products, however, the Company believes this agreement will enhance its ability to compete in the tire recycling industry. As stated, SMS manufactures various products. Of the products SMS manufactures, the Company intends, at this time, to focus its efforts on marketing the SMS molds and presses that are used to create after-market products from crumb rubber. In acquiring the exclusive right to market and sell SMS products, the Company now has the ability to supply its customers with both tire recycling equipment and the molds or presses necessary to turn the crumb rubber into finished product. The Company believes its ability to sell equipment to customers wishing to establish tire recycling facilities will be enhanced by the SMS agreement because it now has the ability to sell a customer both tire recycling equipment and the machinery required to turn those recycled tires into marketable after-market rubber products.

     The other benefit of the SMS agreement is that it significantly decreases the Company's dependence on CISAP. The Company's ability to continue as a going concern in the tire recycling industry is no longer dependent on a single manufacturer because SMS also produces a line of tire recycling equipment similar to the equipment produced by CISAP. At this time, the Company's relationship with CISAP is positive, and the Company intends to continue selling the CISAP tire recycling equipment as its primary line of tire recycling equipment. The Company intends to focus its sales efforts of SMS products on SMS's other lines of equipment and machinery, particularly its presses and molds for producing after-market products.

     The SMS agreement provides that it will continue in perpetuity unless terminated by SMS for a breach by the Company of one of the agreements provisions. The Company may terminate the agreement at any time. If either party wishes to terminate the agreement it must give the other party 6 months notice of its intention to termintate.

     Currently the Company has no employees. The Company contracts with an employee service agency to provide office staff and secretarial services. The Company relies heavily on the efforts of its President, Ehrenfried Liebich, it also relies upon the services of various consulting agencies including agencies owned and operated by Keith Fryer, a Company Vice President and Director and John Pope, the Company Secretary, Treasurer, a Vice President and Director. (See "Item 12 Certain Relationships and Related Transactions.")

 Company Subsidiaries

     The majority of the Company's business is transacted through its 85% owned subsidiary Eurectec. The remaning 15% interest in Eurectec is held by 67 shareholders, none of whom are officers, directors, control persons or affiliates of the Company. As discussed earlier, the Company negotiated its licensing agreements with CISAP through Eurectec and the Company uses Eurectec to market and sell the tire recycling equipment. Eurectec also markets and sells sub-licenses for the Company. Eurectec was formed by the Company, to be a subsidiary, in accordance with the laws of the State of Nevada in 1991. The Company expects to enter into various other businesses most of which will be related either directly or indirectly to the tire recycling industry. Pursuant to that expectation, the Company has formed various subsidiaries of Eurectec which will be used to transact the Company's business dealings in these areas.

     Eurectec International, Ltd., is a wholly owned subsidiary of Eurectec. Eurectec International was established pursuant to the laws of the Province of British Columbia and was incorporated in May 1991. The
Company setup Eurectec International to transact the international affairs of the Company and its subsidiaries. The initial operations of Eurectec International were funded from proceeds of sales made by Eurectec.
Eurectec International is currently engaging in business transactions.

     Eurectec Industries, Ltd., is a wholly owned subsidiary of Eurectec International. Eurectec Industries was formed by the Company pursuant to the laws of the Province of Alberta and was incorporated in February 1996. The Company believes that many business opportunities may develop in the tire recycling and related industries and Eurectec Industries was established to take advantage of these opportunities. Particularly, the Company believes that opportunities will develop for aftermarket products made from the crumb rubber produced from tires. Should sufficient markets develop, the Company expects to enter into the production of aftermarket products, the assembly and sales of mixers and presses necessary to produce aftermarket products, or any other tire recycling related industry. Eurectec Industries is currently unfunded and transacting no business.

     Pacific Rubber Recycling LTD, ("Pacific Rubber") is a wholly owned subsidiary of Eurectec International. Pacific Rubber was organized pursuant to the laws of the Province of British Columbia and was incorporated in May 1995. When cash flow improves, the Company hopes to open its own tire recycling facility. The Company organized Pacific Rubber to be the entity that will purchase the equipment, setup a facility and handle the operations of the facility. The Company currently has not decided upon a time frame or location for establishment of a fully operational facility. Pacific Rubber is currently unfunded and transacting no business.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL STATEMENTS


Liquidity and Capital Resources

     At December 31, 1995, the Company had cash of $26,140 on hand.

     The management of the Company made the decision at year end 1992 to concentrate its resources and management efforts on the Company's tire recycling operations. This start up effort eliminated the Company's ability to generate revenue throughout 1993 and most of 1994, as sales take six to twenty months to complete. As such the Company experienced cash flow difficulties through 1993, 1994, and most of 1995.

     Management believes that pending sales transactions to Florida, the second phase of the Saudi project, and current sales activities, with the loan arrangement reached during the 1995 year will provide sufficient capital and liquidity to meet the company's needs. The Company anticipates the sale of a territorial license and a tire recycling and after product manufacturing equipment in the approximate value of $1,600,000 in Florida. A portion of anticipated sale includes equipment currently in inventory. Phase two of the Saudi project involves an additional $2,400,000 equipment package, which the company anticipates will be delivered in 1996. Sales discussions and or negotiations are underway with qualified prospects in Mexico, Germany, Hungary, Lithuania, The United Kingdom and Ireland. Although contracts with these prospects are not finalized, management believes that one or more of these sales will be signed and sales deposits will be received in 1996.

     Although the loss for the year ended December 31, 1995 ($958,841) is larger than the loss in the year ended December 31, 1994 ($170,419), the 1995 loss includes an Accounts Receivable write off of $992,384 which is a non cash expense and does not effect the Company's cash for current period cash flow reporting purposes. The write off reduces cash by the amounts the company would have received had the receivables been collected or collectable.

     Net cash used in operations during the year ended December 31, 1995 increased to $182,156 compared to $58,849 in the year ended December 31, 1994. This resulted primarily from the receivables write offs, the reduction of Customer deposits and expensing of prepaid commissions because of the delivery of the phase one equipment package to Saudi Arabia.

     Accounts Receivable decreased in the year ended December 31, 1995 by $453,182. Accounts Receivable increased $306,896 in 1994. The decrease in Accounts Receivable in the year ended December 31, 1995, is the net result of the write off $627,385 categorized as a current receivable and the addition of $174,203 from 1995 sales transactions. In Addition to the current Asset receivables the Company had recorded $$326,249 as a Receivable under "Other Assets". This Receivable was also written off. Customer deposit increased $488,938 in the year ended December 31, 1994 because of the receipt of the deposit for the Saudi Arabia order. Customer deposits were reduced $244,464 in 1995 with the application of that amount to revenue because of the delivery of the first phase of the project. Prepaid commissions were expensed in the year ended December 31, 1995, also, because of the delivery of the first phase of the Saudi project.

     Liquidity was unaffected by a sale to a German company as the cash received roughly equaled the disbursement for cost of sales.

     Because of the larger net loss, minority interest was reduced by $172,679 during the year ended December 31, 1995 compared to a reduction of $28,403 during 1994.

     The receipt of loan proceeds of $273,158 during the year ended December 31, 1995 allowed for a decrease in Accounts Payable of $136,579. Accounts Payable had increased $385,674 in the year ended December 31, 1994 when there was no comparable loan account.

     Arrangements have been made for further borrowing during 1996. The Company received a loan in the year ended December 31, 1995 of $273,158 from a non US lender. The debt is due December 31, 1997 and is at an interest rate of 16.67%. The Company has arranged, should the need arise, that it will be able to borrow a like amount during 1996 at the same interest rate and due date. There are no restrictive covenants associated with this loan. The purpose of the loan was to cover shortages in working capital. It is anticipated the loan will be paid from working capital generated from future period sales.

     The Company has no material commitments for capital expenditures.


RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1995, and the year ended December 31, 1994.

     Revenue for the year ended December 31, 1995 was $2,334,790. This is a $765,830 or 48% increase over the revenues of $1,568,960 generated in the year ended 1994. This change is the result of increased sales volume, consisting of phase one of the Saudi project and the German sale. The Company's sales are recorded only when the equipment is shipped and title passes to the buyer. Typical sales are by letter of credit, with the funds being released by the bank when the equipment is placed on the ship. The Company's projects lend themselves to large, periodic revenue generation rather than smaller amounts over smaller periods of time. Almost all of the Company's sales were shipped and recorded during the fourth quarter of 1995.

     Cost of Sales consists of the equipment wholesale costs to the Company plus freight and insurance, which are billed to the client. The increase in equipment sales in the year ending December 31, 1995, results in an increased cost of sales compared to 1994. Different ancillary pieces of support equipment carry differing profit margins, but changes in support equipment configurations are not sufficient as to constitute a change in product mix as they merely support the company's line of tire granulators.

     Commission expense for the year ended December 31, 1995 of $329,960 exceeded the 1994 expense of $113,000 by $216,960. This is due to the increased sales and higher commission rates to secure the sales.

     Travel expenses in the year ended December 31, 1995 exceeded 1994 by $32,980. ($45,468 in 1995 vs. $12,288 in 1994). This was due to the efforts of completing the Saudi Arabia sale, customer service prior years sales and an increased domestic sales effort.

     Because of the opening of the Canadian licensee's plant, the need for the Eurectec, Inc. demonstration facility in Wilmington, Ca was reviewed during the first quarter of 1995. The decision was made to close the facility and move the Company offices to a small office in an office building rather than using a portion of the demonstration plant. This move took place at the end of March, 1995. As a result of the move, leasehold improvements were abandoned and abandonment expenses of $10,000 we recorded during the three months ended March 31, 1995. The physical relocation was accomplished with Company personnel at minimum incremental costs. Such costs were under $2,000.

     Occupancy related expenses were reduced as a result of the redefined space needs. Office expense of $23,846 in the year ended December 31, 1995 are a reduction of $11,587 (32%) from the 1994 expense of $35,433. Rent and Utility expenses were reduced from $98,170 in the year ended December 31, 1994 to $57,221 in 1995. Administrative expense was reduced 47% from the 1994 level of $131,700 to $69,301 in the year ended December 31, 1995 due primarily to reduction in administrative staff from 3 people in 1994 to the use of contract services from an outside agency throughout the last three quarters of 1995.

     The use of outside consultants was reduced during 1995 and the expense reduced from $274,478 in 1994 to $164,178 in 1995. Outside consultants were used for production, marketing and finance and accounting during 1994 and for marketing and accounting in 1995.

     Interest expense was increased during 1995 by $27,871 ($69,617 vs. $41,746) due to the loan arrangements and borrowing completed during 1995.

     During the quarter ended June 30, 1995, the Company restructured its relationship with its Canadian licensee. Due to change in ownership, the objectives of the Canadian group also changed. The Company agreed to cancel the outstanding Accounts Receivable for the Canadian license in return for the return of the license rights to the Company. The Company also agreed to cancel the Accounts Receivable equipment balance in return for an equity interest in the Canadian company. Because the valuation of the equity interest is immaterial and of uncertain value, the Company choose to write of the entire receivable rather than establish an asset of uncertain income generation potential.

     During the year ended December 31, 1994, the Company sold and delivered an minimum equipment package (Granulator, Shredder and conveyor only) to a customer in mainland China. Ninety percent of the purchase price was release under the terms of the letter of credit at the time of shipment. The final 10% was to be released subsequent to installation. Due to communication difficulties about the tire and misunderstandings, the client has refused to release the balance and the letter of credit has expired. The Company wrote off the balance of $98,136 during the year ended December 31, 1995 as uncollectible.

     During the three months ended June 30, 1995, the Company was able to sell half of it's interest in Texas Securities, Inc. The Company had written off this holding in 1993, when Texas Securities filed for Chapter 7 liquidation under Federal bankruptcy law. A group of investors, of which the Company is not a party, have challenged the proceedings and wished to consolidate the ownership of the Texas Securities, Inc. shares. The Company retained the balance of its interest in the hope of benefiting from this effort in excess of the $12,500 received. Only the cash receipt for the portion sold was recognized as the value of the remaining portion is uncertain.


Comparison of the year ended December 31, 1994, and the year ended December 31, 1993.

     For the year ended December 31, 1994, the Company had revenue of $1,568,960. This revenue consisted of sales of equipment to China and Canada ($1,398,960), sale of a licenses for the State of Utah ($120,000) and a forfeiture of a deposit from Mexico ($50,000). Revenue for the year ended December 31, 1993 was $745,712, which was from the sale of the territorial license for Canada. Cost of Sales of $980,549 in 1994 relate to the equipment sales only. No comparable cost was incurred in 1993 due to the sales being an intangible.

     Commission expenses of $113,000 were incurred in 1994 from the equipment sales. No comparable expense was incurred in the year ended December 31, 1993 as the license sale was generated by a company officer who was not paid a commissions.

     Depreciation Expense increased in the year ended December 31, 1994 due to the leasehold improvements in the Eurectec, Inc. demonstration facility opened in 1993 and to the additions to furniture and fixtures for that facility in 1993 and 1994. Depreciation expense was $16,535 in 1994 compared to $10,454 in 1993.

     Occupancy related expenses related to the demonstration facility also increased in the year ended December 31, 1994 compared to the year ended December 31, 1993. Office expenses increase from $31,774 in 1993 to $35,433 in 1994. Rent and Utility expense increased from $42,151 in 1993 to $98,170 in 1994. Administrative expense increased to $131,700 for 1994 compared to $66,907 in 1993.

     Consultant expense increased in the year ended December 31, 1994 from $78,191 in 1993 to $274,478. This increase was due to increased use of consultants and the placing of three individuals on retainer to secure almost full time use of their services in the fields of marketing, plant operations and accounting and finance.

     Interest expense increased from $22,684 in the year ended December 31, 1993 to $41,746 in the year ended December 31, 1994 due to the 1993 refinancing of the Company' property in Florida.


Item 3. Description of Property

     On June 25, 1996 the Company entered into a new lease agreement to lease an industrial condominium in a multi-tenant building for use as its principal executive office. The Company will pay $3281.00 per month in return for 4,495 square feet. The building is located at Park Irvine
Business Center, 14771 Myford Road, Building B, Tustin, California 92780.
Prior to entering the lease, the Company had been leasing space in an executive office complex and space in a storage facility on a month to month basis. The new space the Company is leasing is sufficiently large to accommodate all of its administrative and storage needs.

     On March 25, 1991, the Company issued 250,000 shares of common stock, restricted pursuant to Rule 144, to an unrelated third party to purchase a residence and a boat house at 900 N.E. 78th Street, Miami, Florida. The residence was constructed in 1936 and is assessed by Dade County as having a value of $250,000. The property is currently subject to a mortgage. The Company used the house as its corporate headquarters when it was based in Miami. The Company sold the Miami property because it was no longer needed. The Company sold the house to an unrelated third party. A term of the sale was that the Company purchase the adjoining lot from its current owner and sell that lot along with the property owned by the Company to the third party. The Company acquired the lot in early 1996, in an arms-length transaction with an unaffiliated third party. The Company paid $65,000 for the lot, which was its fair market value. The purchaser paid $382,500 for the Company's property and the adjoining lot, this price is in accord with the fair market value of the combined properties. The sale of the property closed on February 19, 1996 and the Company has received the full purchase price from the buyer.

Item 4.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of April 18, 1996, the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 9,456,696 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of                                    Amount and Nature of    Percentage
Class       Name of Beneficial Owner        Beneficial Ownership    of Class
___________________________________________________________________________
Common      Ehrenfried Liebich              4,074,363                43.1%
            Park Irvine Business Center
            14771 Myford Road, Building B
            Tustin, CA  90744

Common      Keith J. Fryer                     10,000                 0.1%
            Park Irvine Business Center
            14771 Myford Road, Building B
            Tustin, CA 90744

Common      John F. Pope                      131,000                 1.4%
            Park Irvine Business Center
            14771 Myford Road, Building B
            Tustin, CA 90744

Common      Dr. Markus J. Lenger                    0                 0.0%
            Park Irvine Business Center
            14771 Myford Road, Building B
            Tustin, CA 90744

Common      Officers, Directors and        4,215,636               44.6%
            Nominees as a Group:
______________________________________________________________________________

Item 5. Directors, Executive Officers, Promoters and Control  Persons.

The following table sets forth as of December 31,1995, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

NAME                    AGE         POSITION         DIRECTOR OR OFFICER SINCE
Ehrenfried Liebich      53          President        March 1989
                                    Director         March 1989

Keith J. Fryer          46          Vice President   March 1995
                                    Director         March 1995

John F. Pope            53          Vice President   January 1991
                                    Secretary        January 1991
                                    Treasurer        January 1991
                                    Director         March 1989

Markus J. Lenger        31          Vice President   October 1995
______________________________________________________________________________

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Ehrenfried Liebich is the President and a Director of the Company. Mr. Liebich first became involved with the Company in March 1989. Mr. Liebich was born and educated in Germany. After his formal secondary education in Germany he joined the Merchant Marine, which he left as a Ship's Officer with the Court Line, London, U.K. Mr. Liebich immigrated to Canada in 1965 where he started various businesses in the areas of real estate, investment, chemical distribution and electronics. In March of 1989 he became the President, a Director and controlling shareholder of the Company. Mr. Liebich is not currently employed in any other business.

Keith J. Fryer is a Vice President and a Director of the Company. Mr. Fryer first became involved with the Company in August 1992. Mr. Fryer was educated in England and graduated from the Cheshire College of Further Education. He also studied at several UK colleges of management and became a member of the Institute of Marketing London in 1974. He has been a member of the Marketing Society London since 1989. He is also a life member of the Wig & Pen Club, The Strand, London. Mr. Fryer successfully operates Keith Fryer Associates England, a business he formed in 1986, that provides consulting services in various business areas. In 1992 Mr. Fryer also established Keith Fryer Associates California, Inc. Mr. Fryer became a Vice President and Director of the Company in March 1995. Mr. Fryer is not currently employed in any other business.

John F. Pope is the Secretary, Treasurer, a Vice President and a Director of the Company. Mr. Pope first became involved with the Company in March 1989. Mr. Pope received a B.S. degree in business administration from Seton Hall University in 1963. He has also done post-graduate study at New York University and University of Miami. Mr. Pope has been certified as a
Certified Management Accountant by the Institute of Management Accountants. From November 1987 through January 1991, Mr. Pope was self-employed as an
independent financial consultant to various public and private companies.   Mr.
Pope became a Company Director in March 1989. He became the Secretary, Treasurer and a Vice President of the Company in January 1991. In addition to his duties as an officer and director of the Company, to which Mr. Pope dedicates approximately 20 hours a week, Mr. Pope continues to operate his independent financial consulting firm, John F. Pope, Inc., which he founded in 1991.

Dr. Markus J. Lenger became a Company Vice President in October 1995. Dr. Lenger first became involved with the Company in October 1995. Dr. Lenger received a B.S. in electronic engineering from The University in St. Gallen Switzerland. He also has a Doctorate degree in high energy physics from the Max Plank Institute in Munich, Germany. Dr. Lenger was a Vice President of Research and Development for Green Earth Technologies from September 1993 to
May 1995. He was also a Vice President of Research and Development with BioVersal from January 1989 to November 1991. Dr. Lenger has eight years experience in developing bioremediation technologies. His technologies have been used in Europe to successfully decontaminate more than 600,000 tons of highly contaminated soil. Dr. Lenger also spent eight months in Valdez, Alaska during the Exxon Valdez oil spill where he developed systems for waste water processing, soil remediation and biological mixed surfactant systems.
Dr. Lenger was self-employed during the eight months he spent in Alaska. Dr. Lenger is not currently employed in any other business.

     To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities;
          (I) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii) engaging in any type of business practice; or

          (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

     Compliance with Section 16(a) of the Exchange Act

     The Company is not subject to the requirements of Section 16(a) of the Exchange Act.

  Item 6. Executive Compensation.

     The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last three completed fiscal years to the Registrant's or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1995, the end of the Registrant's last completed fiscal year).

                                SUMMARY COMPENSATION TABLE
                                                          Long Term Compensation
Name and       Annual Compensation                        Awards         Payouts
Principal                                                 Restricted
Position                          Bonus    Other Annual   Stock     Options/    LTIP    All Other
                     Year  Salary     $     Compensation  Awards     SARs      Payout    Compensation
_____________________________________________________________________________________________________
Ehrenfried Liebich   1995   -0-      -0-       -0-          -0-       -0-           -0-      -0-
President/Director   1994   -0-      -0-       -0-          -0-       -0-           -0-      -0-
                     1993   -0-      -0-       -0-          -0-       -0-           -0-      -0-

John F. Pope         1995   -0-      -0-       -0-          -0-       -0-           -0-  $31,400
Secretary/Treasurer/ 1994   -0-      -0-       -0-          -0-       -0-           -0-  $60,000
Vice President/
Director             1993   -0-      -0-       -0-          -0-       -0-           -0-      -0-

Gayle Hickok         1995   -0-      -0-       -0-          -0-       -0-           -0-      -0-
Vice President       1994   -0-      -0-       -0-          -0-       -0-           -0-  $12,000
                     1993   -0-      -0-       -0-          -0-       -0-           -0-      -0-

Keith J. Fryer      1995   -0-      -0-       -0-          -0-       -0-           -0-   $77,950
Vice President      1994   -0-      -0-       -0-          -0-       -0-           -0-       -0-
                    1993   -0-      -0-       -0-          -0-       -0-           -0-       -0-
_________________________________________________________________________________________________

Cash Compensation

     None.

Bonuses and Deferred Compensation

     None.

Compensation Pursuant to Plans

     None.

Pension Table

     None

Other Compensation

     None.

Compensation of Directors

     None.


Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.


Item 7. Certain Relationships and Related Transactions.

     On December 31, 1995 the Company borrowed directly from Ehrenfried Liebich an amount equaling $58,701. The loan is non-interest bearing and is payable on demand. Mr. Liebich is the President, a Director and a beneficial owner of more than 5% of the Company's outstanding Common Stock. All of these funds were utilized to provide the Company with needed working capital. This loan was made on terms at least as favorable as terms the Company could have negotiated with an independent third party.

     Keith Fryer provided consulting services to the Company through Keith Fryer Associates California, Inc., his private consulting business. Mr. Fryer is a Company Vice President and a Director. Keith Fryer Associates California was paid $77,950 for consulting services rendered by Keith Fryer during 1995.
These services were provided on terms at least as favorable as could have been negotiated with an independent third party. See the fourth footnote to the Summary Compensation Table for more details.

     John Pope provided consulting services to the Company through his private consulting business John F. Pope, Inc. Mr. Pope is a Company Vice President, the Secretary and Treasurer and a Director. John F. Pope, Inc., was paid $31,400 for accounting and financial services which John Pope rendered during 1995. These services were provided on terms at least as favorable as could have been negotiated with an independent third party. See the first footnote to the Summary Compensation Table for more details.


Item 8. Description of Securities.

     The Company is presently authorized to issue 50,000,000 shares of $.001 par value Common Stock. All Shares, when issued, will be fully paid and nonassessable. All shares are equal to each other with respect to liquidation and dividend rights. Holders of voting shares are entitled to one vote for each share they own at any Shareholders' meeting.

     Holders of Shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor, and upon liquidation are entitled to participate pro-rata in a distribution of assets available for such a distribution to Shareholders. There are no conversion, pre-emptive or other subscription rights or privileges with respect to any Shares.

     The Common Stock of the Company does not have cumulative voting rights which means that the holders of more than 50% of the voting shares voting for election of directors may elect all of the directors if they choose to do so. In such event, the holders of the remaining Shares aggregating less than 50% will not be able to elect any directors.


                     PART II


Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

The Company's common stock is listed in the "Pink Sheets" published by the National Quotation Bureau, Inc. ("NQB"), under the symbol "QTMG". As of April 18, 1996, the Company had 264 shareholders holding 9,456,696 shares of common stock. Of the issued and outstanding common stock, 2,213,749 are free trading, the balance are restricted stock as that term is used in Rule 144. The Company has never declared a dividend on its Common Stock.

     The published bid and ask quotations for the previous two fiscal years and the first quarter of 1996 are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.


                     BID PRICES                             ASK
PRICES

1996              HIGH         LOW           HIGH          LOW

Jan. 2 thru       7/16         1/16          7/8           3/4
Mar. 29

Apr. 1 thru
Mar. 29           3/16         1/8           3/4           3/4

July 1 thru
Sept. 6           1/8          1/8           3/4           3/4

1995
Jan. 3 thru
Mar. 31           1/4          1/8           7/8            1/2

Apr. 3 thru
June 30           3/16         1/16         13/16           5/8

July 3 thru
Sept. 29          3/16         1/16         13/16           9/16

Oct. 2 thru
Dec. 29           3/16         1/16         13/16           7/16

1994
Jan. 3 thru
Mar. 31           Not Trading

Apr. 1 thru
Apr. 14           Not Trading

Apr. 15
thru
June 30           1 3/8       1/2            2            1 1/4


July 1 thru
Sept 30             3/4       1/8            1 1/2          3/4


Oct. 3 thru
Dec. 30             3/8       1/16           1 3/8          1/2


     On March 25, 1991, the Company granted stock options to acquire
500,000 shares of its common stock at $1.00 per share to its officers and other related parties. These options expire five years from the date of issuance. As of December 31, 1995, none of the options had been exercised. As of the date of this filing, all of the options expired unexercised.

Item 2.   Legal Proceedings.

     None.

Item 3.   Changes in and Disagreements with Accountants.

     None.

Item 4. Recent Sales of Unregistered Securities.

     The following persons acquired shares of common stock of the Registrant in transactions exempt from registration under section 4(2) of the Securities Act of 1933. The Registrant did not pay any sales commissions or discounts to any person for the cash sales of any shares. All shares were sold in isolated private transactions not involving any public solicitation or offering.

DATE         NAME                 NUMBER OF SHARES        CONSIDERATION
2-12-93      Seemonger, N.V.      418,806                 SPI Shares
9-17-93      Diaji Yamada          60,000                 $50,000.00
10-18-94     Mike Holt             12,000                  Services



Item 5. Indemnification of Directors and Officers.

     There are no provisions in the Nevada corporation law or the Articles of Incorporation of the Registrant requiring the corporation to indemnify any of the Registrant officers and directors. The by-laws of the registrant provide for indemnification as follows:

     No officer or director shall be personally liable for any obligations arising out of any acts or conduct of said officer or director performed for or on behalf of the Corporation. The Corporation shall and does hereby indemnify and hold harmless each person and his heirs and administrators who shall serve at any time hereafter as a director or officer of the Corporation from and against any and all claims, judgments and liabilities to which such persons shall become subject by reason of any action alleged to have been heretofore or hereafter taken or omitted to have been taken by him as such director or officer, and shall reimburse each such person for all legal and other expenses reasonably incurred by him in connection with any such claim or liability; including power to defend such person from all suits as provided for under the provisions of the Nevada Corporation Laws; provided, however that no such person shall be indemnified against, or be reimbursed for, any expense incurred in connection with any claim or liability arising out of his own negligence or willful misconduct. The rights accruing to any person under the foregoing provisions of this section shall not exclude any other right to which he may lawfully be entitled, nor shall anything herein contained restrict the right of the Corporation to indemnify or reimburse such person in any proper case, even though not specifically herein provided for. The Corporation, its directors, officers, employees and agents shall be fully protected in taking any action or making any payment or in refusing so to do in reliance upon the advice of counsel.

          The indemnification herein provided shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any bylaw, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer or employee and shall inure to the benefit of the heirs, executors and administrators of such a person.



PART F/S

Financial Statements


             THE QUANTUM GROUP, INC.
                 AND SUBSIDIARIES


               FINANCIAL STATEMENTS

                DECEMBER 31, 1995
                        &
                DECEMBER 31, 1994

           INDEPENDENT AUDITORS REPORT


Board of Directors
The Quantum Group, Inc., and Subsidiaries

     I have audited the accompanying balance sheets of The Quantum Group, Inc., and Subsidiaries, as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.

     An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of The Quantum Group, Inc., and Subsidiaries, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.


                                      /s/ Darrell Schvaneveldt
                                      ---------------------------------
                                      Darrell Schvanveldt

Salt Lake City, Utah
March 27, 1996

             The Quantum Group Inc., and Subsidiaries
                          Balance Sheets
                   December 31, 1995 and 1994
                                              December              December
                                              31, 1995              31, 1994
                                           ____________          ____________

                                             ASSETS
CURRENT ASSETS
--------------
   Cash                                    $    26,140           $       822
   Accounts Receivable                         179,963               633,145
   Inventory                                   490,579               503,479
   Deposit on Inventory                        424,820               424,820
   Employee Advance                                -0-                 7,816
                                       ----------------       ---------------
       Total Current Assets                   1,121,502            1,570,082

Property & Equipment
--------------------
   Leasehold Improvements                           -0-                11,000
   Furniture & Fixtures                          10,693                18,114
   Residential Property                         236,586               240,009
   Vehicles                                       2,248                 5,246
                                        ----------------      ----------------
       Total Property & Equipment                249,527              274,369

Other Assets
------------
   Account Receivable                                -0-              326,249
   Loan Receivable                                   -0-               38,750
   Investment                                        -0-                6,250
   Deposit                                           661                8,996
   Prepaid Insurance                                 -0-                  984
   Prepaid Commissions                               -0-              273,500
                                         ----------------     ----------------
       Other Assets                                  661              654,729
                                         ----------------     ----------------
       TOTAL ASSETS                      $     1,371,690      $     2,499,180
                                         ================     ================

  The accompanying notes are an integral part of these financial statements
             The Quantum Group Inc., and Subsidiaries
                    Balance Sheets -Continued-
                   December 31, 1995 and 1994

                                                December             December
                                                31, 1995             31, 1994
                                         ----------------      ---------------
                       LIABILITIES & STOCKHOLDERS   EQUITY

CURRENT LIABILITIES
------------------
   Accrued Expenses                      $       226,856       $       90,277
   Accounts Payable                              476,379              525,596
   Due Officers                                   58,701              128,601
   Customer Deposits                             244,474              488,938
   Franchise Tax Payable                             -0-               34,785
   Capitalized Lease Payable                      16,741               16,741
   Current Maturities                              1,964                1,964
                                         ----------------      ---------------
       Total Current Liabilities               1,025,115            1,286,902

LONG TERM LIABILITIES
---------------------
   Note Payable                                  273,158                  -0-
   Vehicle Note Payabl                             4,781                6,778
   Mortgage Payables                             165,000              165,000
   Less Current Maturities                        (1,964)              (1,964)
                                         ----------------      ---------------
       Total Long Term Liabilities               440,975              169,814

Minority Interest in Subsidiary                   46,919              220,433

STOCKHOLDERS' EQUITY
--------------------
   Common Stock 50,000,000 Shares
     Authorized; Par Value of $0.001
     Per Share
   9,456,696 Shares Issued                         9,457                9,457
   Paid In Capital                             1,676,763            1,676,763
   Accumulated Deficit                        (1,827,539)            (864,189)
                                          ---------------      ---------------
       Total Stockholders' Equity               (141,319)             822,031
                                          ---------------      ---------------
       TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY               $    1,371,690       $    2,499,180
                                          ===============      ===============

   The accompanying notes are an integral part of these financial statements
              The Quantum Group Inc., and Subsidiaries
                        Statements of Operations
             For the Years Ended December 31, 1995, 1994 and 1993

                                   December         December         December
                                   31, 1995         31, 1994         31, 1993
                            ----------------  ---------------   --------------
REVENUES
--------
   Equipment Sales          $     2,679,790    $   1,398,960    $         -0-
   License Sales                        -0-          120,000          745,712
   Other Income                         -0-           50,000              -0-
                            ----------------  ---------------   --------------

       Total Revenues             2,679,790        1,568,960          745,712

       Cost of Sales              1,688,947          980,549              -0-
                            ----------------  ---------------    --------------
       Gross Profit                 990,843          588,411           745,712

EXPENSES
--------
   Commission                       329,960          113,000              -0-
   Depreciation                      14,342           16,535           10,454
   Amortization                         -0-              113            1,113
   Taxes                                -0-              -0-            9,397
   Travel                            45,468           12,488           17,856
   Professional Fees                 46,925           63,566           46,885
   Office                            23,846           35,433           31,774
   Rent & Utilities                  57,221           98,170           42,151
   Administrative Expenses           69,301          131,700           66,907
   Consultant Fees                  164,178          274,478           78,191
   Interest                          69,617           41,746           22,684
   Accounts Receivable Written
      Off                         1,337,384              -0-              -0-
                             ---------------   --------------   --------------
       Total Expenses             2,158,242          787,229          327,412
                             ----------------  ---------------   --------------
       Net Profit or (Loss)
       From Operations            (1,167,399)        (198,818)        418,300
      The accompanying notes are an integral part of these financial statements
                 The Quantum Group Inc., and Subsidiaries
                   Statements of Operations -Continued-
               For the Years Ended December 31, 1995, 1994 and 1993

                                        December       December       December
                                        31, 1995       31, 1994       31, 1993
                                 ---------------- -------------- --------------
OTHER INCOME & (EXPENSES)
-------------------------
   Loss on Investment                   (6,250)            -0-             -0-
   Sale of Securities
    Previously Written Off              12,500             -0-             -0-
   Asset Abandonment                   (10,500)            -0-             -0-
   Write Down of Securities                -0-             -0-         (44,271)
                               ---------------- --------------- ---------------
       Total Other Income &
       (Expense)                        (4,250)            -0-         (44,271)
                               ---------------- --------------- ---------------
       Net Profit or (Loss)         (1,171,649)       (198,818)        374,029

   Taxes & Minority Interest
     Minority Interest                 173,514          28,399         (72,852)
   Provisions for Taxes                 34,785             -0-         (34,785)
                               ---------------- --------------- ---------------
     Total Taxes & Minority
     Interest                          208,299          28,399        (107,637)
                               ---------------- --------------- ---------------
   Net Profit or (Loss)        $      (963,350) $     (170,419) $      266,392
                               ================ =============== ===============
   Net Profit or (Loss)
   Per Share                              (.10)           (.02)            .04

   The accompanying notes are an integral part of these financial statements
              The Quantum Group, Inc., and Subsidiaries
                  Statements of Stockholders' Equity
               From January 1,1993 to December 31, 1995

                               Common Stock         Paid In        Accumulated
                              Stock     Amount      Capital            Deficit
                       --------------------------------------------------------

Balance,
January 1, 1993         8,506,090       $   8,506     $   958,637  $  (960,162)

Shares Issued
for Cash                  938,606             939         227,817

Sale of Shares
by Subsidiary
(Eurectec, Inc.)                                          478,321

Profit for
Year Ended
December 31, 1993                                                      266,392
                       --------------------------------------------------------
Balance,
December 31, 1993      9,444,696            9,445       1,664,775     (693,770)

Shares Issued for
Commission in
Lieu of Cash              12,000               12          11,988

Loss for Year Ended
December 31, 1994                                                     (170,419)
                       ---------------------------------------------------------
Balance,
December 31, 1994      9,456,696            9,457       1,676,763     (864,189)

Loss for Year Ended
December 31, 1995                                                     (963,350)
                       ---------------------------------------------------------
Balance,
December 31, 1995      9,456,696        $   9,457     $ 1,676,763 $ (1,827,539)
                       ========================================================

      The accompanying notes are an integral part of these financial statements
                 The Quantum Group,Inc., and Subsidiaries
                          Statements of Cash Flows
               For the Years Ended December 31, 1995, 1994 and 1993

                                          1995           1994             1993
                                      -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net Profit or (Loss)                $   (963,350)  $  (170,419)  $    266,392
  Adjustments to Reconcile Net Profit
     or (Loss) to Net Cash:
      Write Off Investment                   6,250           -0-            -0-
      Write Off Loan Receivable             38,750           -0-            -0-
      Amortization & Depreciation           14,342        16,648         11,567
     Non Cash Expenses                         -0-        12,000         46,914
     Gain on Sale TSI Stock                (12,500)          -0-            -0-
     Loss on Abandonment of Asset           10,500           -0-            -0-
     Reserve for Discontinued
      Operations                               -0-       (25,000)           -0-
     Minority Interest                    (173,514)      (28,403)        72,852
  Changes in Operating Assets &
   Liabilities:
     (Increase) Decrease in Accounts
      Receivable                           453,182      (306,896)      (326,249)
     (Increase) Decrease in Inventory       12,900         1,535       (125,437)
     (Increase) Decrease in Deposit
       on Inventory                            -0-      (150,000)      (274,820)
     Decrease (Increase) in Long-Term
      Accounts Receivable                  326,249           -0-       (326,249)
     Decrease (Increase) in Long-Term
      Loan Receivable                        7,816        (7,816)           -0-
     (Increase) Decrease in Prepaid
      Insurance                                984           974         (1,958)
     Decrease (Increase) in Prepaid
      Commissions                          273,500      (273,500)           -0-
     (Increase) Decrease in Deposits         8,335          (600)        (7,735)
     Increase (Decrease) in Accrued
      Expenses                             136,579        (1,984)        46,753
     Increase (Decrease) in Accounts
      Payable                              (49,217)      385,674        (89,072)
     (Decrease) Increase in Tax
      Payable                              (34,785)          -0-         34,785
     (Decrease) Increase in Customer
      Deposits                            (244,464)      488,938            -0-

                                      ------------- ------------- --------------
        Net Cash (Used) by Operating
        Activities                            (188,443)            (58,849)                (672,257)






     The accompanying notes are an integral part of these financial statements
                 The Quantum Group,Inc., and Subsidiaries
                  Statements of Cash Flows -Continued-
             For the Years Ended December 31, 1995, 1994 and 1993


                                              1995          1994           1993

                                      -------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
-----------------------------------
  Gross Proceeds from Sale TSI Stock         12,500           -0-           -0-
  Purchase of Leasehold Improvements            -0-           -0-      (15,000)
  Purchase of Vehicles                          -0-           -0-       (8,994)
  Additions to Residential Property             -0-           -0-       (2,688)
  Purchase of Furniture                         -0-        (3,684)      (3,017)
  Increase in Loan Receivable                   -0-           -0-      (38,750)
  Increase in Security                          -0-           -0-       (6,250)
                                     --------------- ------------- -------------
        Net Cash Provided (Used)
        by Investing Activities              12,500        (3,684)     (74,699)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Payment on Long Term Debt                 (1,99          (1,751)         -0-
  Increase (Decrease) in Notes
   Payable                                 273,158            -0-        8,529
  Increase (Decrease) in Amounts Due
   Officers                                (69,900)        58,545     (157,067)
  Sales of Common Stock                        -0-            -0-      850,243
                                     -------------- --------------- ------------
     Net Cash Provided by
     Financing Activities                  201,261          56,794     701,705
                                     -------------- --------------- ------------
        Increase (Decrease) in
        Cash                                25,318          (5,739)    (45,251)

        Cash at Beginning of Period            822           6,561      51,812
                                     -------------- --------------- ------------
        Cash at End of Period        $      26,140  $          822  $    6,561
                                     ============== =============== ============
Disclosures from Operating
Activities:

  Interest                           $     69,617   $      41,746   $   22,684
  Taxes                                       -0-             -0-       34,785

Significant Non Cash Transactions:

  12,000 Shares Common Stock
  Issued to Pay Commissions          $        -0-   $      12,000   $      -0-

    The accompanying notes are an integral part of these financial statements
               The Quantum Group, Inc., and Subsidiaries
                    Notes to Financial Statements

NOTE #1 - CORPORATE HISTORY
---------------------------
The Company was organized on December 2, 1968, under the laws of the state of California, as Acqualytic Systems, Inc. The Company was suspended on June 1, 1971 for failure to comply with statutory laws of California. On June 15, 1989, the Company was reinstated after paying the applicable taxes and fees to the state of California. During the period of its suspension the Company transacted no business with the exception of its President, Mr. Frank Scoville, transferring stock previously issued to him to a number of other individuals. The Company acted as its own transfer agent.

Pursuant to an agreement of merger filed on June 27, 1989, in the state of Nevada, Acqualytic Systems, Inc., a California Corporation, merged with Country Maid, Inc., a Nevada Corporation. The Nevada Corporation was incorporated in the state of Nevada on June 13, 1988 and on June 30, 1989 Country Maid, Inc., filed applicable documents with the state of Nevada and received a Certificate of Reinstatement. Country Maid, Inc., was the survivor Corporation pursuant to the merger agreement. The surviving Corporation changed its name to Transcontinental Video Robotics, Inc., on June 27, 1989. On September 18, 1992, the name of the Company was changed to The Quantum Group, Inc.

During 1991, and 1992, the Company marketed electronic acupuncture devices and a complete lineof nutritional supplements through franchised distribution centers. In December 1992, all operations of the subsidiary involved with the acupuncture devices and nutritional supplements were suspended. Losses incurred in these operations have been treated as operating losses in 1991 and 1992.

In 1992, the Company acquired rights to import and market equipment used in
the tire recycling industry.   The tire recycling operation is the thrust of
the Company's operations at December 31, 1995.

Through its subsidiary, Eurectec, Inc., the Company acquired mining claims in the state of Nevada by granting license rights for the tire recycling and recovery technology for the state of Colorado, Arizona, and New Mexico. The mining claims have no basis for financial reporting because of the trade. In addition, the Company has not paid required assessment work on the mining leases and they are in default at December 31, 1995.

NOTE #2 - SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------
(A)  The Company uses the accrual method of accounting.
(B) Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
(C) The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

                    The Quantum Group, Inc., and Subsidiaries
                     Notes to Financial Statements -Continued-

NOTE #2 - SIGNIFICANT ACCOUNTING POLICIES -CONTINUED-
-----------------------------------------------------
(D) Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
(E)  Inventories:   Inventories are stated at the lower of cost, determined
     by the FIFO method or market.
(F)  Consolidation Policies:    The accompanying consolidated financial
     statements include the accounts of the company and its majority-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.
(G)  Foreign Currency Translation / Remeasurement Policy:   The company has no
     on site operations in foreign countries. All purchases and sales in foreign countries are concluded in American dollars. If at future dates assets and liabilities occur in foreign countries they will be recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line item in the equity section of the financial statements.
(H)  Depreciation:   The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of
     the related assets or the estimated lives of the assets.   Depreciation is
     computed on the straight line method for reporting purposes and for tax purposes.
(I) Issuance of Subsidiary's Stock: The Company has elected to accounts for shares issued by its subsidiary as an equity transactions.

NOTE #3 - INVENTORY AND DEPOSITS
--------------------------------
In November 1992, Eurectec, Inc., a subsidiary purchased a granulator compact 3000 machine from an Italian manufacturer for $605,000 (DM), or $379,577
(USD). In 1993, Eurectec, Inc., purchased equipment, paid import fees thereon, freight, and set up fees for an additional $125,437 (USD) bringing the inventory to $505,014 (USD) at December 31, 1993. In 1994, the Company received credit from the manufacturer adjusting the total inventory to $503,479 (USD). In 1995, the Company used a Model 66 Electric De-Beader machine with a cost of $12,900
(USD) to settle claims for consulting fees by a former employee.

In 1993, the Company deposited with CISAP (the Italian manufacturing firm) $274,820 (USD) for future purchases of equipment. This deposit was increased to $424,820 (USD) in 1994, and remain on deposit at 1995.
            The Quantum Group, Inc., and Subsidiaries
             Notes to Financial Statements -Continued-

NOTE #4 - NONCASH INVESTING AND FINANCING ACTIVITIES
----------------------------------------------------
Texas Securities, Inc.:

On December 6, 1990, the Company issued to Texas Securities, Inc., (TSI), 100,000 shares of its common stock, restricted as to Rule 144, for 1,000,000 shares of stock of TSI. At the date of the exchange TSI, was trading at $.25 to $.30 per share. Inasmuch as shares exchanged were restricted and the Company acquired approximately 9% of the shares outstanding. The shares received were valued at $75,000, which was approximately 9% of the book value of the stockholders' equity of TSI, as per their audited financial reports at year end July 31, 1990.

In 1991, the Company made adjustments reducing its investments in TSI, based upon the audited financial statements of TSI. In 1992, the Company's position in TSI, did not decline and no revaluation was made. In 1994, TSI filed bankruptcy in North District Bankruptcy Court of Texas. Because of the uncertainty created by the bankruptcy filing as a subsequent event, the Company has written off its entire investment in TSI.

In 1995, an unrelated party and a stockholder of TSI offered to buy the Company's shares in TSI to enhance his position for a lawsuit he sought to bring against TSI. The Company sold him 500,000 shares of the TSI stock for $12,500.

Residential, Real Estate
Dade County, Florida:

Pursuant to an agreement dated March 25, 1991, the Company issued 250,000 shares of its common stock restricted, as to Rule 144 to an unrelated seller in consideration for a residence and a boat house in Miami, Florida. At the time of the exchange, shares of the Company were trading for $1.50 to $2.50 per share. The residence constructed in 1936 is assessed by Dade County, as having a value of $250,000. Other real estate valuation techniques were applied and found that similar properties were selling at approximately the same price or higher. (See Note #18 Subsequent Events).

Yacht:

In July 1991, the Company issued 330,000 shares of its common stock, restricted as to Rule 144, to acquire a yacht from an unrelated seller in Spain. The Company intended to transport the yacht to Florida to use in its promotional efforts of its franchise centers efforts with Food Nutritional Products.
When the Company suspended its operations in the acupuncture and nutritional supplement field, it also did not bring the yacht to the U.S. and has written the yacht off retro-actively to its acquisition date. Financial statements have been restated reflecting the issuance of the shares but no assets acquired.

                 The Quantum Group, Inc., and Subsidiaries
                  Notes to Financial Statements -Continued-

NOTE #5 - STOCK OPTIONS

On March 25, 1991, the Company granted stock options to acquire 500,000 shares of its common stock at $1.00 per share, expiring five years from option date to
its officers and other related parties.   No shares were issued pursuant to the
options and they expired prior to the date of this report.

In 1992, the Company's subsidiary Eurectec, Inc., issued options to perspective investors to purchase 2,800,000 shares of its common stock, restricted as to Rule 144k, of the 1933 Securities Act. These options were exercised in 1993.

NOTE #6- CAPITALIZED LEASE PAYABLES
-----------------------------------
During 1991, the Company purchased two copiers and a computer using the capital lease option method.

                  Lease                      Interest        Total
                  Term          Cost         Factor          Obligation
______________________________________________________________________________
Computer          48            $ 10,450     $  5,419         $ 15,869
Copiers           36               8,250        3,559           11,809
______________________________________________________________________________
Total                           $ 18,700     $  8,978         $ 26,678
==============================================================================

Lease obligations on these leases were as follows:
                    1993         $     6,994
                    1994               7,628
                    1995               2,119
                    ------------------------
                    Total          $   16,741
                                  ============

In 1992, the Company defaulted on the leases but retains the equipment, both lessors had demanded payment of the obligation, but have not pursued these demands.

                  The Quantum Group, Inc., and Subsidiaries
                  Notes to Financial Statements -Continued-

NOTE #7 - NOTES PAYABLE
-----------------------

The Company has the following notes payable obligations.
                                               1995           1994
                                      -----------------------------
Notes Payable to a Non U.S. Entity,
Stated in US Dollars: No Collateral:
Due December 31, 1997,
Interest at 16.67%                    $    273,158    $        -0-

Notes Payable to an Auto Leasing
Company, Monthly Payments for
36 Months of $176.13                         4,781           6,778

Mortgage Payable on Florida
Residential Property,
Due January 9, 1999,
Interest at 13.5%                          165,000         165,000
                                     ------------------------------
 Total Notes Payable                       442,939         171,778

 Less Current Obligation                    (1,964)         (1,964)
                                     -------------------------------
 Net Long Term                       $    440,975     $     169,814
                                     ===============================

NOTE #8 - OTHER LEASE COMMITMENTS
---------------------------------
The Company leased office space and industrial space at Wilmington, California. In March of 1995, the Company negotiated a termination of the lease and moved the inventory to a warehouse facility. The Company did not incur any cost as a result of the lease termination. The Company currently rents office space in a "shared office complex" on a month to month basis and warehouse space in Compton, California on a month to month basis.

NOTE #9 - DEPRECIATION
----------------------
The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.


             The Quantum Group, Inc., and Subsidiaries
              Notes to Financial Statements -Continued-

NOTE #9 - DEPRECIATION -CONTINUED-
----------------------------------
Scheduled below are the assets, costs, lives, and accumulated depreciations at December 31, 1995 and December 31, 1994.

                 December 31,                Depreciation      Accumulated
                  1995      1994                 Expense       Depreciation
Assets            Cost      Cost     Life   1995     1994    1995     1994
-------------------------------------------------------------------------------
Furniture
 & Fixture     $37,103    $37,103    5      $7,421   $7,114  $26,410  $18,989
Vehicles         8,994      8,994    3       2,998    2,998    6,746    3,748
Leasehold
 Improvements      -0-     15,000    5         506    3,000      -0-    4,000
Residential
 Property      102,688    102,688    30      3,423    3,423   16,102   12,679
Residential
 Land          150,000    150,000   ---        -0-      -0-      -0-      -0-
           -------------------------------------------------------------------
   Totals     $298,785   $313,785          $14,348  $16,535  $49,258  $39,416
           ====================================================================

NOTE #10 - NOTES RECEIVABLE
---------------------------

                                                        1995              1994
                                               --------------   ---------------
Notes Receivable from Sale of Equipment
to A. Geist of Hecklingen, Germany,
$500,000 Deutsche Marks Converted
at $.69, Payable $20,990 USD
Quarterly at 8% Interest                       $     345,000    $          -0-
(See Note #22)

NOTE #11 - COMPENSATION AGREEMENT
---------------------------------
The Company has no agreements with its officers and directors to pay any compensation, except for reimbursement for out of pocket expenditures for activities on the Company's behalf.

The Company has no accrued vacation or other employee benefits that should be recognized as part of these statements.

                  The Quantum Group, Inc., and Subsidiaries
                  Notes to Financial Statements -Continued-

NOTE #12 - LICENSE AGREEMENT
----------------------------
Eurectec, Inc., (a subsidiary) holds a license granted by CISAP, SpA (an Italian Corporation), which grants exclusive rights and license to technology and plant operations for tire recycling and recovery facilities in North and Central America. The Company's subsidiary Eurectec, Inc., has the right to sublicense the technology. Eurectec, Inc., has a sublicense in Utah.

The subsidiary exchanged a license in Coloardo, Arizona, and New Mexico, for mining claims in Nevada. (See Notes #1 and #19).

The mining leases were obtained from Mr. Herbert Kugelmeier and Mrs Isabel Kugelmeier. Mr. Kugelmeier was unable to provide the company with unencumbered title to the leases on the mining properties. The Company maintains that it never had valid unencumbered title to the mining properties, and that the default actually occurred prior to the time that the Kugelmeiers purported to make the transfer. Mr Kugelmeier was required by the license acquisitor to purchase equipment from the subsidiary for the operation of the license. He failed to do this.

The Company acknowledges the default of a Mexican group who discontinued it's sub-licensing efforts. The Mexican Group returned the licensing right and forfeited the licensing fees recognized in 1994.

During 1995, the Company restructured its' relationship with its' Canadian licensee. Due to change in ownership, the objectives of the Canadian group also changed. The Company agreed to cancel the outstanding accounts receivable of $625,000 for the Canadian license in return for the license rights to the Company. The Company also agreed to cancel the accounts receivable of $230,000 for the equipment balance in return for an equity interest in the Canadian Company. Because the valuation of the equity interest is immaterial and of uncertain value, the Company choose to write off the entire receivable rather than establish an asset of uncertain income generation potential.

NOTE #13 - RELATED PARTY TRANSACTIONS
-------------------------------------
The Company has reimbursed two of its officers for travel and entertainment funds for services related to the Company's business. Scheduled below are payments for reimbursed expenses, consulting, accounting and financial services by related parties

                                                             Accounting &
                   Reimbursed               Consulting          Financial
                     Expenses                     Fees           Services

----------------------------------------------------------------------------
1995
Keith Fryer         $    8,501              $   77,950       $       -0-
John Pope                  -0-                     -0-            31,400
Gayle Hickok             2,600                     -0-               -0-

1994
Keith Fryer             17,325                 128,420               -0-
John Pope                1,100                     -0-            60,000
Gayle Hickok               -0-                  12,000               -0-

1993
John Pope                1,048                     -0-             8,833
Keith Fryer              4,994                     -0-            16,433

An officer of the Company has loaned the Company $128,601 at December 31, 1994, and $58,701 at December 31, 1995 to fund its operations. The loan is non interest bearing and is due on demand.

NOTE #14 - NET OPERATING LOSS CARRYFORWARD FOR INCOME TAX PURPOSES
------------------------------------------------------------------
The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

 Year of                          Expiration
    Loss        Amount            Date
-------------------------------------------------
    1992        $ 670,375             2007
    1993              -0-             2008
    1994          198,818             2009
    1995          746,864             2010

The Company has adopted FASB 109 to account forincome taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

                                             1995               1994
Current Tax Asset Value of Net Operating
Loss Carryforwards at Current Prevailing
Federal Tax Rate                             $ 549,500          $ 295,525
Evaluation Allowance                          (549,500)          (295,525)
                                             ------------------------------

     Net Tax Asset                           $     -0-          $      -0-
                                             ==============================

     Current Income Tax Expense              $     -0-          $      -0-
     Deferred Income Tax Expense                   -0-                 -0-

                  The Quantum Group, Inc., and Subsidiaries
                  Notes to Financial Statements -Continued-

NOTE #15 - MINORITY INTEREST
----------------------------
The Company's subsidiary Eurectec, Inc., has issued 4,812,000 shares of its common stock to minority interest since its inception in 1992. All of these shares have been sold to non U.S. persons pursuant to regulations in Germany.

                                 Minority Interest
------------------------------------------------------------------------------
                                                                    Total
        Shares       Percentage  Par       Paid in   Retained    Minority
        Issued       Owned       Value     Capital   Earnings    Interest
-----------------------------------------------------------------------------
1993    4,812,000    15.62       $4,812    $161,083  $ 82,941    $248,836
1994    4,812,000    15.62        4,812     161,083    54,538     220,433
1995    4,812,000    15.62        4,812     161,083   (58,058)    107,837

The minority investment in the subsidiary is 4,812,000 shares purchased for $414,578 in 1992 and $619,487 in 1993. Minority interest holds 15.62% of issued shares of the subsidiary and the minority interest incurred a dilution of $868,170 upon investment, and $58,058 in accumulated losses for 1995. In 1994 minority interest increased by its shares of accumulated earnings of $54,538.

NOTE #16 - SECURITIES & LOAN RECEIVABLES
----------------------------------------
On June 8, 1993, the Company became a 10% minority interest holder in Eurectec Deutschland GmbH. The Company invested $6,250 (USD) in the Company and loaned to them $38,750 (USD). The loan is payable on demand and carries no interest factor.

Eurectec Deutschland GmbH had has no operations at December 31, 1995, 1994 and 1993. In 1995, it acted as agent for the Company in a sales transaction with a German buyer. The Company incurred no expenses to Eurectec Deutschland for its service. (See Note #22)

NOTE #17 - ACCOUNTS RECEIVABLE WRITTEN OFF
------------------------------------------
In 1995, the Company made adjustments to accounts receivable for sales made in prior periods.

Canadian License Fees          $       652,498
Canadian Equipment                     230,000
Canadian Equipment Sales                71,136
                              -----------------
 Total Accounts Written Off    $       953,634
                              =================

                        The Quantum Group, Inc., and Subsidiaries
                        Notes to Financial Statements -Continued-

NOTE #18 - SUBSEQUENT EVENTS
----------------------------
On February 16, 1996, the Company concluded provisions of the escrow agreement entered into in 1995, and sale of the residential property in Florida was concluded.  As a term of the sale the Company purchased the adjoining lot from its current owner for $65,000 and sold it to the purchaser. The purchaser has agreed to pay $382,500 for the company's property and the adjoining lot. The company believes that the price is in accord with the fair market value of the combined properties.

NOTE #19 - LITIGATION MATTERS
-----------------------------
The Company's subsidiary Eurectec, Inc., has been named as a defendant in a suit brought be Herbert & Isabel Kuglmeier.  The suit alleges breach of contract with regard to the exchange of certain mining claims in the state of Nevada for licenses to operate tire recycling plants in three states. The suit seeks to recover from the Company $275,000 in damages.

The Company plans to vigorously defend itself in the action based on the failure of the Kuglmeiers to provide audited cost, (known as predecessor costs) of the mining claims, failure to provide claims that can have capitalized values and failure to provide the Company with unencumbered titles to the mining claims.

Further the Company feels that the allegations are in large part based upon erroneous assumptions, not contained in the contractual agreements.

NOTE #20 - EXPORT SALES
-----------------------
The Company's sales have occurred in foreign countries and the aggregate sales to unaffiliated customers in foreign countries exceeds 10% of the total revenues.


Country        1995 Sales       1994 Sales       1993 Sales
---------------------------------------------------------------
Canada                          $  630,000       $  745,713
China                              888,960
Mexico                              50,000
Saudi Arabia   $ 2,024,290
Germany            655,500
               ------------------------------------------------
  Total        $ 2,679,790      $ 1,568,960      $  745,713
               ================================================

NOTE #21 - STOCK ISSUANCE BY SUBSIDIARY
---------------------------------------
In 1993, the Company's subsidiary Eurectec, Inc., issued 2,385,423 at $0.25 per shares of its common stock to outsiders. This sale decreased the Company ownership in the subsidiary from 91.50% to 84.38%. The subsidiary received in U.S. dollars $619,487.


                     PART III


Item 1.  Index and Description of Exhibits.

2.01  Articles of Incorporation, as amended   Incorporated by Reference
2.02  Bylaws                                  Incorporated by Reference
6.01  CISAP License Agreement                 Incorporated by Reference
6.02  Canadian License Agreement              Incorporated by Reference
6.03  1990 Non-Qualified Stock Option Plan    Incorporated by Reference
6.04  Amended CISAP License Agreement         Attached hereto
6.05 SMS Sondermaschinen Agreement            Attached hereto

                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                         The Quantum Group, Inc.


   Date:    February 24, 1997            By: /s/ Ehrenfried Liebich
                                             --------------------------
                                             Ehrenfried Liebich, President and
                                             Director (Principal Executive
                                             Officer)

   Date:    February 24, 1997            By: /s/ John F. Pope
                                             -------------------------------
                                             John F. Pope, Principal Financial
                                             and Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Date:    February 24, 1997           By: /s/Ehrenfried Liebich
                                             -----------------------------
                                                Ehrenfried Liebich, Director


     Date:   February 24, 1997           By: /s/ Keith J. Fryer
                                             ------------------------------
                                             Keith J. Fryer, Director

                                    This Document

                                     represent an

                                  AGREEMENT APPENDIX

                                        between

                                      Cisap, S.p.A.

                                           as
                                        Licensor
                                           and

                                      EURECTEC, Inc.

                                     a subsidiary of
                                  The Quantum Group, Inc.

                                             as
                                          Licensee

                                Date: April 26th, 1996

1. THIS AGREEMENT APPENDIX MODIFY THE AGREEMENT BETWEEN CISAP SPA AND EURECTEC INC, SIGNED ON MARCH 31ST, 1996, AS FOLLOWS:

Date: March 31st, 1996

WHEREAS, CISAP is willing to grant, and EURECTEC, INC., desires to receive, the right TO SELL CISAP'S technologies and equipment above mentioned in all countries of the world excluding Italy, and exclusively in North America, Canada and Mexico ONLY, with the terms and conditions hereinafter set forth.

1.1 Add:................... and Rome Italy.

1.8 Payment shall mean a commercial Letter of Credit irrevocable and confirmed, opened with the Order, or other mutually acceptable and agreed upon payment method.

1.1 Territory shall mean: Exclusive: North America, Canada and Mexico, Italy excluded; In all other Countries of the World Eurectec will have the right to sell without exclusive.

2.1 Use of Patents: CISAP hereby grants to Eurectec an exclusive right and license during the terms of this agreement to practice the technology in order to use and operate plants and/or sell equipment in the above mentioned exclusive territory only.

III. OBLIGATIONS OF......CISAP

page 7

3.1(c) Travel costs, lodging, meals and all related expenses incurred by CISAP in connection with sending representatives into the territory pursuant to this paragraph 3.2(a) or (b) shall be normally paid for in full by final customer except for particular cases previously agreed upon. In the case of subsequent requested training by Eurectec all costs shall always be born by Eurectec.

4.1 Terms
Eurectec agrees to purchase a minimum of eight (8) COMPACT 6000 machines or equipment of similar value during every year of validity of this license agreement, with orders for two granulators to be placed within the first 90 days of this agreement, for it to remain valid.

page 8

6.1 Warranties
(a) CISAP guarantees the equipment supplied for a period of 12(twelve) months, not exceeding 18 (eighteen) months from shipment date. The guarantee does not cover electrical equipment, for which will give the same guarantee of each different supplier. The guarantee does not cover consumable parts as blades or other cutting tools. Parts or components found defective during the guarantee period will be replaced or repaired depending on the Vendor's choice. The guarantee period will start with the installation of the equipment. Damages caused by modifications brought by the buyer and not conforming to the specifications contained in the owner's manual or which have not been previously approved in writing by the Vendor, are not covered by the guarantee. Damages caused to the equipment by using spare parts, brought by the buyer and without the vendor's approval, or due to modifications brought in contrast with owner's manual specifications, are not covered by this guarantee.
The guarantee does not cover damages caused by the introduction in the equipment of dangerous materials, such as but not limited to, screws, bolts, truck tyres steel beads or material other than that for which the equipment has been specifically designed.

(aa) Capacity
The nominal capacity of the granulator COMPACT 6000 is 1200 Kg of introduced scrap tyres per hour. The equipment output products is granules from 1 to 5mm.

If we consider machine still times for maintenance and other different factors, the effective capacity of the granulator must be calculated in approx. 80% of the nominal capacity.

Because of the variety of the existing casings. Makes and kinds, the above tyres, from which the bead wires have been removed. The crumbling and granometries of other types of casings, particularly if they contain textile fibers, may bring differences in either increase or decrease of the equipment performance capacity.

(aaa) Quality of the equipment output product
Quality of equipment product output depends on the type of scrap tyres treated and on the dimension of granules obtained. The best quality is obtainable by processing steel radial truck casings.

If tyre casings with a high content of textile fibers are introduced, in order to obtain the granules free of textile it is necessary to reduce the dimensions of the granulometries to 1-3 mm.

(b) ....remains unchanged

7.1 Terms of Agreement. Unless it is terminated earlier pursuant to the terms of this Article 7 or becomes invalid according to the terms of Article 4.1 above, this Agreement, shall continue in full force and effect for two (2) Years. At the end of the two Years period, the Agreement will be automatically renewed for another two (2) Years period unless is it terminated giving six months prior advice to the other party.

PAGE 10

9.3 Arbitration.............For the purposes of this arbitration, the provisions of this Agreement and all rights and obligations thereunder, shall be governed and construed in accordance with the laws of the Republic of ITALY, Governing courts: Pistoia.

PAGE 11

9.16 Inquiries. CISAP agree to forward all Inquiries araised in the Exclusive territory to Eurectec, Inc........

9.17 Equipment prices. The prices CISAP state for the equipment are to be considered valid for a maximum period of six (6) months unless different specific agreement. When the negotiation with a customer are longer than 6 months for reasons beyond CISAP control, prices originally quoted will be subject to modifications. Because of oscillation of exchange rates and other reasons, final prices will be determined at the moment of the definite opening of the Letter of Credit Irrevocable and Confirmed, once the delivery date can be stated.

LAST PARAGRAPH (Cisap Spa hereby agrees to pay Eurectec Inc an amount.......................) IS TO BE CANCELED COMPLETELY.

EXHIBIT A

NET PRICES currently in force are the following:

COMPACT 6000 1-8                   ITL   998.000.000
COMPACT 6000 9                     ITL   919.600.000 (5 per centdiscount)
Hooper plus conveyor belt
  to the granulator                ITL    23.900.000
DEBEADER                           ITL    40.800.000
SMASHER 125                        ITL   176.000.000
Loading Conveyor for Smasher       ITL     7.200.000
Insulating booth                   ITL     6.500.000
SLITTER 125 w/lifter               ITL    12.800.000

COMPACT 6000 includes electronic controls and add. densimetric separators.

VALIDITY OF PRICES: up to the end of the year 1996 except in case of oscillation of the exchange rates, see paragraph 9.17

EXHIBIT A (i)

NOT VALID

2. SHOULD AN ACCEPTABLE BUSINESS VOLUME NOT BE REACHED CISAP RESERVES THE RIGHT TO CANCEL THE AGREEMENT AT ANY TIME WITH A PRIOR ADVISE OF 30 DAYS.

/s/ Tosco Fantacci            /s/ Ehrenfried Liebich
_________________             ______________________
for CISAP SPA                 for EURECTEC, Inc.
Tosco Fantacci                Ehrenfried Liebich

May 15, 1996

Contract:

     This Agreement is made and entered into this 15 day of May, 1996 by and between Erich Grundmann and SMS Sondermaschinen GmbH, with der principal office at Werkstrasse 1, D 89290, Buch, Germany (hereinafter jointly and severally referred to as "SMS") and Eurectec, Inc., a Nevada Corporation, with its principal offices at 3901 McArthur Blvd. Suite 200 Newport Beach, California 92660 (hereinafter referred to as the "Eurectec")

Recitals

1. Monikaa Grundmann is the owner of SMS Sondermaschinen, GmbH. SMS has expertise in the manufacturing of machinery and equipment used in the recycling of tires and manufacturing after market products using crumb rubber and is the owner of all right, title, and interest in and to certain patents and certain intellectual and industrial know how and property rights employed in the manufacturing after market products using new and recycled materials; and

2. Eurectec has expertise in the sale and marketing of machinery and equipment to recycle tires and manufacture after market products from crumb rubber and is completing the design of a tire recycling system;

3. The parties desire to enter an agreement to grant each party certain exclusive rights regarding the marketing and sales and manufacturing of such machinery, processes and know how on the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises, and mutual promises, terms, and conditions, hereinafter set forth, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties do hereby agree as follows: either manufacturing and/or sales prices to third parties, without Eurectec's prior approval in writing.

     All purchase orders and letters of credit or other financial instruments for payment of equipment or products shall be placed directly in the names of Eurectec and SMS and be divisible, as may be required by the parties, to insure the prompt and proper payment to the respective parties for all sales.

4. Equipment Manufacturing. Upon the presentation of SMS of any purchase order, contact for the purchase of equipment or products, together with the evidence of Payment to SMS, subject to delivery by SMS of the equipment or products according to the terms of purchse documents, SMS shall manufacture, factory test, disassemble and package safely for equipment, machinery and products as described in the purchase documents. All other costs of shipping, duties, taxes and licenses shall be borne by the purchaser or Eurectec according to terms of the purchase documents.

5. Training & Technical Assistance. SMS agrees to provide, as part of the equipment or products, reasonably necessary on-site installation, training and technical operating assistance to purchasers as determined by SMS in order allow such purchasers to operate and maintain the equipment and systems in compliance with the manufactures specifications and warranties.

     To the extent SMS is requested to provide any additional training or technical assistance in excess than provided above, SMS shall be paid a per diem amount to be negotiated between the parties before such assistance and training is provided and which shall be paid before such assistance and training is rendered.

     Travel costs, lodging, meals and all related expenses incurred by SMS in connection with sending representatives to conduct initial training shall be paid for in full by SMS. In the case of additional requested training by purchaser, all costs shall be borne by purchaser.

6. Additional Services. SMS shall use its reasonable efforts to provide Eurectec with any and all additional assistance reasonably requested by Eurectec, including without limitation; producing technical, sales, advertising and other reports and information for
     1. Appointment of Eurectec. Eurectec, its subsidiaries, and affiliates shall have the sole and exclusive right during the term of this Agreement to market, and sell worldwide any machinery, equipment, product, binder, process, application, or license using any of the know how, trade secrets, patents, confidential information or other technology of SMS, which is currently owned by SMS or hereafter developed or acquired by SMS, or any other machinery, equipment, or product built or made by SMS. Eurectec shall use its best efforts to market, sell and exploit the machinery, equipment, and products of SMS during the term of this Agreement and SMS shall promptly forward all sales inquiries received by it directly to Eurectec.

     2. Appointment of SMS. SMS shall have the sole and exclusive right during the term of this Agreement to manufacture machinery and equipment using the technology of SMS and the tire recycling system designed by and for Eurectec, except those pieces of equipment that are manufactured by other (OEM) and are incorporated into a recycling system as currently designed or hereafter modified by Eurectec. SMS shall provide a certificate of origin:"Made in Germany" for all equipment manufactured by SMS unless otherwise agreed by the parties.

     3. Pricing of Products and Equipment. The parties agree that the price charged by SMS for all purchases from SMS shall not exceed the actual direct cost, plus 30% of such cost, excluding OEM components, for overhead and profit to SMS. It is understood and agreed by the parties that all prices furnished by SMS shall be exclusive of the fees, charges, profits, and mark-ups shall be established by Eurectec, in its sole discretion.

     During the term of the Agreement, SMS shall deliver promptly to Eurectec upon request, any price information and manufacturing schedules. It is further agreed by the parties that any price quotation furnished by SMS for a proposed purchase order for equipment, machinery or products shall be deemed to be a firm price quotation for 21 days after delivery to Eurectec.

     SMS shall regard all pricing information as confidential information and will not disclose any such information regarding Eurectec believes might be useful in promoting, plans, specifications, and other data which are not proprietary and which SMS has the right to use, in order to enable Eurectec to respond to requests of any potential customer; assisting Eurectec in responding to technical inquires from potential customers; and assisting Eurectec in the testing of equipment and products.

7. Indemnity. The SMS hereby indemnifies and holds Eurectec, its subsidiaries, and affiliates harmless against any and all actions, suits, claims, or demands whatsoever, including the costs and reasonable attorney's fees connected therewith, which any of them may incur or become liable to pay be reason of any claim, suit, or demand arising from breach of any manufacturer's warranty, product liability or infringement of patent because of the manufacture, use, or sale of the equipment or products.

8. Registering Patents on Inventions. If SMS, makes or conceives a patentable invention to improve upon its process or equipment technology, SMS shall apply, at its own expense, for appropriate patent and the registration of SMS. SMS agrees not to license, sell or otherwise transfer any of its right, title or interests in an currently existing or hereafter developed technology without the prior written consent of Eurectec.

9. Warranties and Insurance. SMS agrees that all systems, components and equipment manufactured by it shall be free of defects and shall carry a warranty of merchantability and fitness for the particular purpose for which it is sold except as may be limited by the warranty of SMS as set forth in Exhibit 9 attached hereto. The parties agree that the original manufacturer's warranty shall be applied to Eurectec in addition to the original purchaser's. SMS further agrees to carry product liability insurance on all equipment manufactured by it in an amount of not less than DM 5.000.000 and shall cause Eurectec to be named as an additional insured person under such policy of insurance.

10.  Option To Purchase And Right Of First Refusal.   In the event that Erich
     Grundmann desires to retire from ownership and operation of SMS, Eurectec shall have an option to acquire all of the ownership, interest of SMS, for a purchase price of $2.000.000 payable on such terms as parties shall agree in writing but, not to exceed a period of three years. In the event that the option to purchase is not exercised by Eurectec, then Eurectec shall have a right of first refusal to acquire the ownership of SMS on the same purchase terms a ready, willing and able third party buyer is wiling to acquire such ownership interest of SMS. Such right of first refusal shall exist for a period of thirty days after written notice and delivery of a copy of the purchased offer is received by Eurectec from Grundmann. Any failed sale, or change in the terms of sale shall be deemed to create a new right of first refusal in favor of Eurectec, which shall exist for a period of thirty days before any sale may be made to a third party.

11. Term of Agreement. Unless it is terminated earlier pursuant to the terms of this Article 12, this Agreement shall continue in full fore and effect in perpetuity.

12. Termination. Upon the occurrence of any of the following events, this Agreement may be terminated by the non-breaching party by giving written notice of termination to the breaching party such termination to be immediately effective upon the giving of such notice of termination:
(a) The occurrence of a material breach or default as to any obligation hereunder by either party and the failure such breaching party and the failure of such breaching party to promptly pursue (within 60 days after receiving written notice thereof from the non-breaching party) a reasonable remedy designed to cure (in the reasonable judgement of the non-breaching party) such material breach or default; or
(b) The filing of a petition in bankruptcy, insolvency or reorganization against or by either party, or either party becoming subject to a composition for creditors, whether by laws or agreement, or either party going into receivership or otherwise becoming insolvent (for the purpose of this Paragraph 12, such party shall be considered to be a breaching party).

(c) Eurectec shall have the right to cancel this Agreement at any time upon six months notice to the SMS.

     The parties hereto agree that if either party rightfully terminates the other party pursuant to this Article 12, then the terminating party shall not be liable for damages or injuries suffered by the other party as a result of such termination.

13. No Conflicting Agreements. SMS hereby represents, warrants and covenants that it has not and will not enter into any agreement with or become subject to any obligation in favor of any third party which might conflict with its obligations hereunder. And, SMS further agrees to operate in the normal course of business and in a manner which will not materially or adversely change the business or financial condition of SMS.

14. Assignments. This Agreement and any and all of the rights and obligations of either party hereunder shall not be assigned, delegated, sold, transferred or otherwise disposed of, by operation or law of otherwise, without the prior written consent of the other party except that Eurectec shall have the right to assign this Agreement, in whole or in party, at any time to any of its subsidiaries or affiliates. This Agreement shall be binding upon, and inure to the benefit of, SMS and Eurectec and their respective successors and assigns, to the extent such assignments are in accordance with this paragraph 14.

15. Governing Law. This Agreement shall be governed, interpreted and construed in accordance with the laws of the state of Nevada, USA.

16. Arbitration. Any dispute, controversy or claim arising out of or relating to this Agreement or to a breach thereof, including its interpretation, performance or termination, shall be submitted to and finally resolved by arbitration under the rules of arbitration of the American Arbitration Association.

     For the purpose of this arbitration, the provisions of the Agreement and all rights and obligations thereunder shall be governed and construed in accordance with the laws of the State of Nevada, United States of America, as such laws are applied to agreements entered into and to be preformed entirely within its borders between its residents. The decision of the arbitrator(s) shall be executory, final and binding upon the parties hereto, and the expense of the arbitration (including without limitation the award of attorney's fees to the prevailing party) shall be paid as the arbitrators determine.

17. Waiver and Amendment, A waiver of any breach of any provision of this Agreement shall not be constructed as a continuing waiver of any other breach of the same or other provisions of this Agreement. Any amendment or modification of any provision of this Agreement must be in writing and singed by the party to be bound by such amendment.

18. No Other Relationship. Nothing herein contained shall be deemed to create a joint venture, agency or partnership relationship between the parties hereto. Neither party shall have any power to enter into any contracts or commitments in the name of, or on behalf of, the other party, or bind the other party in any respect whatsoever.

19. Notices. Each notice required or permitted to be sent under this Agreement shall be given by Fax transmission or by registered or recorded delivery letter to SMS and to Eurectec at the addresses and Fax numbers supplied. Either party may change its addresses and number for purposes of this Agreement by giving its address and/or Fax number for purposes of this Agreement by giving the other party written notice of its new address and/ or Fax number. Any such notice if given or made by registered or recorded delivery letter shall be deemed to have been received on the earlier of the date actually received and the date (10) business days after the same was posted (and in providing such it shall be sufficient to prove that the envelope containing the same was properly addressed and posted as aforesaid) and if given or made by telecopy transmission shall be deemed to have been received at the time of dispatch,unless such date of deemed receipt is not a business day, in which case the date of deemed receipt shall be the next succeeding business day.

20. Entire Understanding. This Agreement embodies the entire understanding between the parties relating to the subject matter hereof, whether written or oral, and there are no prior representations, warranties or agreements between the parties not containing in this Agreement. Any headings contained herein are for convenience only and shall not constitute a part of this Agreement or be employed in the interpreting this Agreement. The recitals to this Agreement shall be deemed to be representations and covenants of the respective parties hereto. This Agreement may be executed in any number of counterparts and each such counterpart shall be deemed to be an original for all purposes.

IN WITNESS WHEREOF, the parties hereto have signed this Agreement.

Signed by :/s/ Erich Grundmannn        Signed by: /s/ Keith Fryer
          ----------------------                --------------------
          Erich Grundmannn                      Keith Fryer
          President                             Director

Witnessed by: /s/ Monikaa Grundmannn    Witnessed by: /s/ Markus Lenger
             -----------------------                 -------------------
             Monikaa Grundmannn                      Markus Lenger

<CORRESP>
February 25, 1997

Mr. H. Roger Schwall
Securities and Exchange Commission
450 Fifth Street N.W.
Washington D.C. 20549
Attention: Mail Stop 3-7

     RE:  The Quantum Group, Inc.
          Amendment No. 3 to Form 10-SB filed
February 25, 1997
File No.  0-23812

Dear Mr. Schwall:

     I am writing this letter in response to your comment letter dated October 25, 1996, regarding Amendment No. 2 to the Form 10-SB, filed on September 20, 1996 and Form 10-QSB for the quarter ended June 30, 1996, filed by the Quantum Group, Inc. (the "Company") File No. 0-23812. The responses in this letter are numbered to correspond to the question raised in the comment letter.

Description of Business
----------------------------

1. This information has been included in the first paragraph under the heading "Company Subsidiaries" in Item 1. Description of Business.

2. This information has been included in Item 5. Directors, Executive Officers, Promoters and Control Persons.

3. SPI was purchased in December 1992. This information had been included in third paragraph of Item 1. The Company discontinued the operations of SPI on December 31, 1992. SPI was never sold by the Company, rather, the Company simply discontinued SPI's operations.

4. A discussion of the nature of the problems suffered by CISAP and its efforts to remedy those problems has been included in the fifth and sixth paragraphs of Item 1.

Mr. H. Roger Schwall
February 25, 1997
Page 2

5. The statement with regard to the companies recognizing their "mutual fault" has been rewritten. See the eighth paragraph of Item 1.

6.   This information has been included in Item 1 and the MD&A as requested.

7. The CISAP Agreement was revised on April 26, 1996. A revised copy of the agreement has been filed with Amendment No. 3 to the 10-SB.

8. The statement that the Company has "been recognized as more than a fly by night operation" has been deleted.

     For information regarding the nature and extent of the "indications of interest" from other manufacturers, see the twentieth, twenty-first and twenty-second paragraphs of Item 1.

9.   This information has been included in the sixth paragraph of Item 1.

10. The CISAP equipment does not require the tire to undergo the freezing process which impairs the elasticity of the rubber, making it less useable in aftermarket products. Also, the cryogenic process is cumbersome and expensive. This information has been included in the fourteenth paragraph of Item 1.

11. Where applicable, the exclusive nature of each sub-license has been indicated. See Item 1.

12. Reference to Note 12 of the Financial Statements has been included in the fifteenth paragraph of Item 1. Evergreen does not hold a non-exclusive license to market CISAP products in Canada. It does, however, have an exclusive license in Alberta.

     This information has also been included in the fifteenth paragraph of
     Item 1.

       Management's Discussion and Analysis of Financial Statements
--------------------------------------------------------------------------
                     Liquidity and Capital Resources
--------------------------------------------------------------------------

Mr. H. Roger Schwall
February 25, 1997
Page 3

13. Third Paragraph has been revised as requested. Additional deposits as well as an profit upon completion are anticipated for the second phase of the Saudi project.

14. Clarified as requested. Original reference related only to the fact that the recognition of the expense of the Accounts Receivable write off did not at the time of recognition utilize cash and effect liquidity.

15. The reference to the $453,182 related only to the portion of the receivable classified as a current asset. The explanation has been expanded.

16. No restrictive covenants were associated with the loan. Loan proceeds are to be used for working capital and repaid from future earnings.

     Results of Operations
     -------------------------
17. Paragraph has been expanded to reflect that the majority of the sales occurred in the fourth quarter. This is not an adjustment. It is when the actual shipments took place.

     APB 28, Paragraph 31, requires the Registrant to disclose "disposal of segments of a business and extraordinary, unusual or infrequent occurring item recognized in the fourth quarter, as well as the aggregate effect of year end adjustments which are material to the results of that quarter".

     Since none of the requirements for disclosure listed by APB
28, Paragraph 31, occurred and whereas the Company's policy on recognition of revenues as stated in Note 2(B) was followed it is therefore the Registrant's position that APB 28, Paragraph 31, does not apply to the Financial Statements. However as a courtesy to the staff we have added to Note #19 the following:
"Sales in the amount of $2,736,991 were made and recorded upon shipment to customers in the fourth quarter of 1995."

18.  Sentence revised as requested.

Mr. H. Roger Schwall
February 25, 1997
Page 4

19. Cost of sales changes do not reflect any trend or pattern, either positive or negative. It reflects the difference of pieces of equipment from one shipment to another. Explanation has been changed to clarify this.

20.  Increase in interest expense has been Quantifies as requested.

21.  Agreed as requested.

22.  Explained as requested.

23. The client anticipated that they would get the same results from low grade, high cloth content, low rubber content Chinese tires as was specified for American or European tires.

Directors, Executive Officers, Promoters and Control Persons
-------------------------------------------------------------------------
24. None of the directors or executive officers has ever fallen into any of the enumerated situations, therefore, the phrase "except as indicated below" has been deleted.

Executive Compensation
-------------------------------
25. Pursuant to Item 402(a)(4) this information does not need to be included in the Executive Compensation discussion if it is included in the Item 404 discussion of Certain Relationships and Related Transactions.

     As per the instructions of Ms. Stephanie Marks, prior to filing Amendment No. 2, this information was included in footnotes. As per my discussion with Sean J. Klein on February 20, 1997, the footnotes to the Summary Compensation Table have been expanded to more clearly disclose that the officers receive no salaries from the Company. The only remuneration the officers receive from the Company for services rendered to the Company,in connection with their duties as officers, is paid to each officers independent consulting firm and is paid to them as independent contractors and not employees of the Company. The Company does not believe it is in its best interest to structure compensation in this manner because it allows the Company to avoid burdensome salary expenses, while only having to pay the officers for services on an as needed basis. See the footnotes to the Summary Compensation Table in Item 6. Executive Compensation


Mr. H. Roger Schwall
February 25, 1997
Page 5

                               Financial Statements
------------------------------------------------------------------------------
                                  Balance Sheets
------------------------------------------------------------------------------
26. The Company anticipated the inventory to be sold within the fiscal year following December 31, 1995. See attached sales document dated May 25, 1996, committing the Company to sell the inventory. Banking procedures have not been completed so that the sale could be recorded in 1996 in accordance with accounting procedures outlined in Note 2(B).

     Because of the nature of the unforseen delays the Company feels the presentation as a current asset is correct.

27. At December 31, 1994, the Company had prepaid commissions on projects in process as follows:

      Saudi Arabia
        Keith Fryer                    $  75,000
        Alid Kahlid                      159,900
      China
        Erick Holder                      38,600
                                      -----------
          Total                       $  273,500
                                      ===========
     In 1995, when the equipment for the China project and the Saudi Arabia project was shipped the prepaid commissions were expensed to match the expenses to the revenues from the projects.

28. Note #12 has been expanded to include amounts prepaid and accrued at each period presented date.

Statement of Cash Flows
------------------------------
29.  I have shown in the Statement of Stockholders' Equity funds raised by the subsidiary as the gross amount raised and the amount allocable to minority interest as an offset.

Mr. H. Roger Schwall
February 25, 1997
Page 6

Note 1.  Corporate History
--------------------------------
30.  The fourth paragraph of Note #1 has (see note #11) added.

Note 2(D).  Earnings per share
-------------------------------------
31.  Earnings per share presented for 1993 on the Statements of Operations have been expanded to reflect diluted earnings for 1993.

Note 2(G).  Foreign Currency
Translation/Remeasurement Policy
----------------------------------------
32.  The sales contract to A. Geist of Germany has been revised to an amount equal to the cash received and no receivable is recorded.

     The inventory referred to in Note #3 was purchased is in Deutch Marks and was stated on the books in U.S. dollar equivalents when it arrived in Wilmington, California. Since it is now in the U.S. and stated at historical cost in US $ the Company feels it has properly presented it in US $ and the inventory has no need to be subject to remeasurement policies.

     Disclosure as to currency translation and remeasurement have been added to Note #7.

Note 6.  Capitalized Lease Payables
------------------------------------------
33.  The Company feels the default of the capital lease obligation has no material effect upon future financial conditions and results of operations.

Note 12.  License Agreement
-----------------------------------
34.  The staff has improperly assumed a relationship exists between TSI and the Canadian licensee.  There is no relationship between these two entities.

     The equity interest received from the Canadian licensee is immaterial because the equity of the Company appears to be $.00 a the date of the transaction. This is based upon representation made to management by the new management of the Canadian licensee at the time the license was returned to the Company. It is of uncertain value because the Canadian operations is not currently operational and it is unknown if or when operations will begin. The Company received a 20% ownership position in the Canadian operation. Note #12 has been rewritten to reflect the ownership position.

Note 14.  Net Operating Loss Carryforward for Income Tax Purposes
----------------------------------------------------------------------------
35.  There is confusion as to what is presented in 1993 and 1995 on the
     Statement of Operations.  In 1993, the Registrant made provision for
     California Franchise Taxes because California does not allow carryforward or carryback of tax losses.

     However, when tax return were finalized in 1995 the Company qualified for tax credits equal to or greater than the accrued tax in California, because the facilities in Wilmington, California were in an "Enterprise
     Zone, Economic Development Area". Accordingly in 1995 the Registrant reversed the 1993 tax accrual.

Note 16.  Securities & Loan Receivables
------------------------------------------------
36.  As per Note #22 these amounts have been determined to be uncollectible in 1996 and retro actively written off at 12/31/95.

Note 17.  Accounts Receivable Written Off
---------------------------------------------------
37.  The Company paid commission on the China sale of $68,000.  Inasmuch as only the retention amount of that sale was written off no recovery was made of commission paid.  No commissions were paid for the Canadian sale.

     Narrative has been added to Note #17 as per your request


Mr. H. Roger Schwall
February 25, 1997
Page 8

June 30, 1996 Form 10-QSB
----------------------------------
38.  Requires no response.

Financial Statements
------------------------
39. Hold back provisions of letter of credit explained as requested.

40. Tax provisions is the reversal of the prior period provision due to a loss second quarter that creates a year to date loss.

41. Term of license explained as requested.

42.  Only cash portion recorded in statement of cash flows as requested.

43. House sale cash flows are recorded net. The $65,000 for the acquired lot was simultaneously sold was accomplished through an escrow that netted the transaction.

44. The Company received cash for the sale of the securities of the subsidiary. The Company believes the transaction is properly recorded.

Management's Discussion and Analysis
------------------------------------------------
45.  Discussion expanded as requested.

46.  1995 vs. 1994 comparisons deleted.

     As has been discussed in the past, and approved by Ms, Stephanie Marks in August 1996, the Company is submitting only the amendment to its Form 10-SB for review at this time. Ms.Marks and the Company agreed that it would be better for all parties involved if the Company Amend its Form 10-SB and receive approval from the SEC. After the Form 10-SB becomes effective, the Company will amend its 1995 Form 10-KSB and its 1994-1996 Form 10-QSBs to conform to the approved and effective Form 10-SB. If you have any question please contact Ronald L. Poulton of Poulton & Yordan at (801) 355-1341.

Mr. H. Roger Schwall
February 25, 1997
Page 9

                              Very truly yours



                              /s/ Richard T.Ludlow
                              ------------------------------
                                   Richard T.Ludlow

</CORRESP>
