Form 10KSB
period 1995-12-31
QUANTUM GROUP INC /NV/
filed 1997-04-15
CIK 921450

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB
(Mark One)
[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended           December 31, 1996
                                             ---------------------
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from             to
                                         -----------   ----------
                         Commission File Number 0-23812
                                                ---------
           THE QUANTUM GROUP, INC.
(Name of small business issuer in its chapter)

    Nevada                              95-4255962
------------------                      -----------
(State or other jurisdiction of         (I.R.S. Employer I.D. No.)
incorporation or organization)

Park Irvine Center 14771 Myford Road, Building B
Tustin, California                                     90744
---------------------------------------------------    ------------
(Address of principal executive offices)               (Zip Code)

     Issuer's telephone number, including area code     (714) 508-1470
                                                     -----------------
     Securities registered pursuant to section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act:

               $.001 par value, common voting shares
               -------------------------------------
                         (Title of class)
                         -----------------
Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1)
Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment to this Form 10-KSB.  [   ]

The issuer's revenue for its most recent fiscal year was:  $2,907,679
                                                         -------------
The aggregate market value of the issuer's voting stock held as of February 26, 1997, by non-affiliates of the issuer was $1,337,499.

As of December 31, 1996, issuer had 9,459,696 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.    Yes [  ]  No [X]
                   Documents incorporated by reference: none
                  Page 1 of 31 consecutively numbered pages
                           The Quantum Group, Inc.
      Annual Report on Form 10-KSB for the Year ended December 31, 1996

                              TABLE OF CONTENTS



  PART I

ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . . .3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . . . 14

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . . . 15

   PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . 15

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . . . 16

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . 24

 PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  . . . . . . . . 24

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . 26

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . 28

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . 29

                                   PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 29

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

                                    PART I

                       ITEM 1.  DESCRIPTION OF BUSINESS

     The Quantum Group, Inc., (the "Company"), is in the business of investigating innovative products in the environmental and recycling industries and obtaining licensing and marketing rights to such products. The principal offices of the Company are located at the Park Irvine Center, 14771 Myford Road, Building B, Tustin, California. The Company was organized as a corporation in 1968, under the laws of the state of California. In 1988 the Company changed its domicile from California to the State of Nevada and has operated as a Nevada corporation since that time.

     Since the beginning of 1993, the primary business activities of the Company have been conducted through its subsidiary, Eurectec, Inc., a Nevada corporation, ("Eurectec") which is engaged in the world-wide marketing of automobile and truck tire recycling equipment which produces recycled rubber which is commonly known in the recycling industry as "crumb rubber." Eurectec also markets presses and other equipment which utilize crumb rubber to make various after-market products.

CISAP Agreement

     In 1992, Eurectec, acquired an exclusive license to market and sell tire recycling equipment in North America and non-exclusive rights to sell the equipment outside of North America, manufactured by CISAP SpA ("CISAP"), an Italian corporation. The agreement granting Eurectec license rights was amended in April of 1996 and again in March of 1997. The agreement as renegotiated extends the exclusive territory granted to Eurectec to include South America and the term of the agreement is for an initial period of two years commencing April 26, 1996. On April 26, 1998 the agreement will be automatically renewed for a period of two years unless terminated by either party pursuant to written notice delivered six months prior the end of the initial term of the agreement. The agreement shall continue to renew every two years in perpetuity unless terminated by either party pursuant to six months notice prior to the end of any renewal period. The license agreement provides that CISAP will manufacture, ship and install the CISAP equipment Eurectec sells. CISAP will also provide training in equipment operation and maintenance to the purchaser of any CISAP equipment.

     Under its agreement with CISAP, in addition to selling tire recycling equipment, Eurectec has the right to sub-license territorial rights to use CISAP equipment on an exclusive basis in any portion of the exclusive territory granted to Eurectec. Eurectec has the right to define a territory based on geography, population or such other criteria as it deems appropriate.

     To maintain the exclusive marketing rights, Eurectec must purchase a minimum of eight CISAP granulator systems or equipment of similar value manufactured by CISAP, during each year of the agreement. In addition to manufacturing granulators CISAP manufactures other tire recycling equipment including de-beaders, slitters, compact shredders, and grinders. Although such equipment is available for sale by Eurectec, Eurectec is not obligated to purchase such equipment from CISAP and Eurectec has supplied certain items of such equipment from other manufacturers for use with CISAP granulators sold by Eurectec. While the primary emphasis of Eurectec is marketing the CISAP granulators, Eurectec also markets other CISAP tire recycling equipment with the granulators, unless the system design of the individual client is better served by equipment from other manufacturers. In the event Eurectec does not maintain its exclusive rights in North America and South America, the agreement with CISAP provides that CISAP will continue to honor the sub-licenses negotiated by the Company.

     The initial granulator system manufactured by CISAP was called the COMPACT 3000 System. This system was followed by a system with a larger input and output capacity called the COMPACT 6000 System. The CISAP systems were designed to be compact enclosed granulating systems. A truck tire was processed by first having the steel belts removed by a de-beading machine. The smaller steel belts
in automobile tires were not removed before processing.   At that point, truck
tires were put through a slitter which slices the tires radially. Then the slit truck tires and whole automobile tires were fed through a shredder, which cut the tires into pieces of not more than two to three inches square. These chopped pieces were then fed into the CISAP system which separated the rubber from the steel and fabric of the tire. The systems also separated the steel from the fabric for separate resale or disposal. The systems then granulated the rubber and segregated it into various sizes from minus 5 to a minus 40 mesh, as measured by the American standard measurement system (ASTM). The CISAP systems were designed
 to operate at ambient temperatures.

     Eurectec initially made a purchase of a COMPACT 3000 System for use as a sales demonstration system in Wilmington, California. The system was operated as a demonstration system until the first larger capacity COMPACT 6000 System was sold by Eurectec and put into commercial operation in Canada by a Canadian
company.   In March 1995, the Company closed the Wilmington facility and began to use the Canadian facility to demonstrate the tire recycling equipment. Eurectec is storing the CISAP 3000 System while it contemplates selling the equipment or keeping it and establishing its own operating recycling facility.

     During the past three years Eurectec has sold COMPACT 6000 Systems in Canada, China, Saudi Arabia and Germany and has sold two COMPACT 9000 Systems, as described below, which will be delivered to Mexico in 1997. Eurectec has entered sales agreements for a sale of its Compact 3000 System to purchasers in Florida, two Compact 6000 Systems as Phase 3 of the project in Saudi Arabia, and two Compact 9000 Systems as Phase 2 of the project in Mexico. Pursuant to its agreement with CISAP, Eurectec has sold some exclusive sub-licenses. Eurectec has entered into exclusive sub-license agreements for the States of Utah and Florida, Province of Alberta, Canada and Mexico.

     Eurectec sold the first COMPACT 6000 System together with the exclusive territorial rights to Canada, to market and use CISAP equipment, to Evergreen Recycling, Ltd., ("Evergreen"). In 1995, Eurectec restructured its relationship with Evergreen. Eurectec agreed to cancel the outstanding Account Receivable of $556,249 owing from Evergreen on its Canadian sub-license agreement in return for the cancellation of Evergreen's exclusive territorial right, except in the Province of Alberta, where Evergreen continues to maintain an exclusive sub-license to market and use CISAP equipment. The Company also agreed to accept equity in the Canadian company in lieu of payment of the balance of sales price of the equipment sold to the Canadian company. This was done in part because of problems encountered in the in the delivery and set-up of the CISAP equipment. This site was the first commercial installation of a Compact 6000 System made by CISAP.

     The second sale of a COMPACT 6000 System made by Eurectec was in China. A dispute arose between the purchaser and Eurectec and CISAP which resulted in Eurectec receiving an amount less than the full agreed upon sales price of the CISAP System. Although the CISAP 6000 System operated according to specifications, the crumb rubber output was below the production estimates represented by CISAP engineers and used by Eurectec in selling the COMPACT 6000 System. Upon investigation CISAP learned that the tires the Chinese were recycling contained a much higher fabric content and lower rubber content than the European tires used by CISAP to calculate production estimates.

      From 1993 through 1996 Eurectec did not meet the minimum sale of granulators required by the original license agreement with CISAP to maintain the exclusive rights to market and sell the CISAP granulating systems in North America. Part of the difficulty Eurectec encountered in meeting its minimum purchase requirements was directly related to problems CISAP had in gearing up its production capacity to make timely delivery of systems, training personnel for on-site installation of equipment, and the development of effective training programs to teach purchasers in the proper operation and maintenance of the equipment. CISAP and Eurectec realized that their experience with the COMPACT 3000 and COMPACT 6000 Systems indicated that certain design changes should be made to enhance the market appeal of the systems. Therefore, Eurectec has worked closely with CISAP during the past two years to make significant improvements to the CISAP granulating equipment.

     Recently, CISAP has completed a re-designed granulator, designated the COMPACT 9000 System, which has greater production capacity and lower maintenance cost than the earlier systems. The first COMPACT 9000 System will be installed in Mexico in 1997 pursuant to a sale made by Eurectec. CISAP accomplished increased output in the COMPACT 9000 System by re-designing the way the tires are processed prior to granulation. CISAP's earlier granulator systems shredded the tires and then sent the entire contents of the shredded tire, steel, fabric and rubber through the granulation process This caused considerable wear and tear to the cutting blades and the high speed mills in the granulating equipment, which led to slower processing, greater maintenance and down-time. In COMPACT 9000 Systems, almost all of the steel and fabric is removed from the rubber by passing through a grinder prior to introduction into the granulation process. With the new equipment, the material that enters the granulation process is 90% free of steel. This design change is the principal reason that normal wear and tear on the granulation equipment and the associated down-time is reduced and output levels are increased. CISAP has also designed a grinder retrofit a COMPACT 6000 System in order to allow those Systems to benefit from the improved process design.

     In recognition of the difficulties CISAP has encountered in introducing new equipment to the market and difficulties Eurectec has encountered in establishing a market for such equipment in an emerging sector of the recycling industry, the parties renegotiated certain terms of the license agreement originally entered in 1992. The parties have agreed to extend the rights of exclusivity under their agreement through April 28, 1998 and have extended the exclusive territory to include South America. Should Eurectec fail to meet its minimum sales quota of granulating equipment by April 28, 1998, CISAP will have the right to terminate the exclusive rights of Eurectec under the agreement. All sales of CISAP equipment made by Eurectec are applied toward the minimum sales requirement under the agreement with CISAP regardless whether the sales are made to purchasers within the exclusive territory.

     While Eurectec desires to maintain the exclusive marketing rights, management believes that Eurectec could continue to operate without the exclusive marketing license. It bases this belief on the success to date which Eurectec has had in making sales in areas outside the exclusive territory, the close working relationship that has been developed with CISAP, the specialized nature of the industry, the industry recognition Eurectec has achieved through participation in trade shows and industry gatherings during the past three years and the completion of the design for the EGS System described below.

SMS Agreement

     In May of 1996, Eurectec entered an agreement with SMS Sondermaschinen GmbH, a German corporation, ("SMS"). The agreement grants Eurectec the exclusive right to sell and market SMS equipment and machinery on a worldwide basis. SMS has expertise in the manufacturing of machinery and equipment used in the recycling of tires and the manufacturing of products using crumb rubber. SMS has developed proprietary binding and pigment agents that enable SMS presses, blenders and rollers to manufacture, at low temperatures, a wide variety of commercial products using crumb rubber. The agreement grants to Eurectec the exclusive right to market and sell worldwide any machinery, equipment, product, binder, process, application or license using any of the know-how, trade secrets, patents, confidential information or other technology of SMS (collectively "SMS products"), which is either currently owned by SMS or developed or acquired by SMS in the future.

     Management believes that the SMS products will enhance its ability to compete in the tire recycling industry and increase its sales. Eurectec will concentrate its efforts on marketing the SMS presses, binders and molds that manufacture products from crumb rubber such as interlocking paving tiles, playground tiles, heating tiles, door mats, livestock stable mats, industrial fatigue mats, continuous roll material and carpet underlayment. The SMS products allow Eurectec customers to utilize their crumb rubber production to manufacture products with higher profitability than realized from sales of commodity grades of crumb rubber.

     The other benefit of the SMS agreement is that it diversifies Eurectec's rubber recycling product line which in turn significantly decreases the Company's dependence on CISAP equipment sales. At this time, Eurectec's relationship with CISAP is positive, and it intends to continue selling the CISAP granulating equipment as its primary line of tire recycling equipment. The Company also intends to focus its sales efforts on SMS products, particularly its mixers, presses and molds for producing after-market products. The Company believes that the SMS equipment gives Eurectec a competitive advantage by enabling Eurectec to offer a complete line of tire recycling equipment to produce crumb rubber and a complete line of equipment to manufacture several after-market products from the recycled rubber.

     The SMS agreement provides that it will continue in perpetuity unless terminated by SMS for a breach by the Company of one of the agreements provisions. Eurectec may terminate the agreement at any time. If either party wishes to terminate the agreement it must give the other party six months notice of its intention to terminate.

     In addition the SMS agreement grants Eurectec the option to acquire SMS in the event that the principals of SMS elect to retire from operating SMS. The option exercise price is $2,000,000 payable over a period of up to three years. In the event Eurectec does not exercise the option, it holds a right of first refusal to match the offer of any other prospective purchaser of SMS.

Rothbury Agreement

     In April of 1996, Eurectec entered an agreement with Rothbury Engineering Limited, of Isle of Man, Great Britain to acquire the exclusive worldwide manufacturing and marketing rights to a technique for manufacturing rubber products such as floor coverings from crumb rubber without revulcanizing the rubber and a process for giving a mixture of scrap rubber granulates, resins and other additives heat conductive characteristics for use in products such as heatable floor coverings and underlayments. The purchase price of the rights was approximately $500,000. Eurectec has paid $150,000 of the purchase price with the balance of approximately $350,000 due on or before December 31, 1997. In the event Eurectec fails to make payment in full as agreed by the parties, all payments made shall be retained by Rothbury and Eurectec's rights shall be a continuing non-exclusive right to manufacture and market products utilizing the process.

     In heatable tile products production, Eurectec will utilize heating filaments currently manufactured by others. The heating filament operates on AC or DC electricity and is imbedded in a variety of interior and exterior tile designs, underlayments and mats. The heating tile and underlayment products can be operated more cost effectively than interior forced air and radiant heating systems. In exterior applications, the heated rubber tiles provide superior heat conducting properties to other available technology such as heating coils in concrete. The heated fatigue mats and pet mats also provide Eurectec with new products and new markets for crumb rubber.

     Eurectec is currently exploring the possibility of filing for patent protection on the technology subject to the license agreement. Eurectec expects to develop procedures and techniques to utilizing the Rothbury technology with SMS press equipment to produce commercially viable heatable rubber floor tiles utilizing crumb rubber by the fourth quarter of 1997, pending the filing of any patent applications by Eurectec.

Eurectec Granulating System (EGS)

     Eurectec, working with outside engineering firms, has designed plans for a complete tire recycling, granulating and after-market production system which integrates individual pieces of tire recycling equipment made by other manufacturers, SMS recycling equipment and SMS presses. The Company has spent an estimated $45,000 and $135,000 in research and development for the design of the EGS System during 1995 and 1996, respectively. The system as designed will follow common processing steps accepted in the industry. The process will begin by sending tires through a de-beader, slitter and shredder. In the next step, the shredded material is then fed to a grizzly which extracts approximately 90% of the steel from the shredded tires and further reduces the size of the material to minus one inch.  Then the material will be processed through a magnetic separator which removes the steel shred and a pneumatic aspiration system which removes the nylon fibers. The product is then processed through a granulator which further reduces the shred to approximately 5 mesh and removes any remaining steel and fabric. Finally, the crumb rubber is processed through a granulator which reduces
the product to particle sizes down to minus 40 mesh.    The EGS System will also
include the SMS mixers, presses and molds to make a wide variety of products from the crumb rubber.

     The EGS System will also offer as an option, a grinder which will reduce the crumb rubber to minus 100 mesh and a proprietary process offered through SMS to devulcanize the finely ground rubber. The devulcanized rubber restores the crumb rubber to 50% to 85% of its original elasticity and allows the crumb rubber to be mixed with virgin rubber and to be revulcanized.

     The EGS System will not require Eurectec to engage in any equipment manufacturing. Most of the items of equipment utilized in the system e.g., de-beaders, slitters, grizzlies, grinders and granulators are currently manufactured by other companies. SMS will manufacture all of the equipment and parts required to integrate the individual pieces of equipment into unified recycling system.

     It is estimated by the design engineers that the complete EGS System will have an estimated input capacity of up to five tons per hour and will have a retail price of approximately $4,000,000. The EGS system will be more expensive and require a larger facility than the granulating compact systems manufactured by CISAP and it will have a production capacity of approximately four times of the COMPACT 6000 System. The Company expects to begin offering the EGS system for sale before the end of 1997.

Tire Recycling Industry and Competition

     In the United States alone there are over 275,000,000 tires discarded each year. There are currently between two and three billion tires stockpiled in the United States. Although millions of tires are discarded every year, there has been no consensus on the best way to dispose of the tires. Waste tires continue to accumulate in huge tire dumps throughout the world. One of the early governmental responses was to require the tires to be shred into small pieces in order to reduce the size of the tire dumps, the potential for fires, and the health hazards from the dumps which existed because of mosquitoes and rodents which inhabit tire dumps. Some market developed for shredded tires as fuel in cement kilns and electric power plants, however, most states have prohibited or strictly limited tire burning because of its adverse environmental impact. In addition, it has been recognized that tire burning is an inadequate use of the valuable rubber resource contained in the tires.

     In the effort to reclaim valuable resources from tires, attempts have been made to recover oil from tires through a process call pyrolysis in which the tires are heated to very high temperatures and petroleum is extracted. To date pyrolysis systems have not reached commercial viability because of the substantial capital investment required to construct such systems, the high operating cost and low efficiency of such systems when compared to the price of crude oil.

     One of the challenges facing the tire recycling industry has been the lack of reasonably priced equipment for the production of crumb rubber, given the production capacity of such equipment and the prevailing market prices of crumb rubber. Prices of crumb rubber varying according to the mesh (size) of the rubber. Rubber with a mesh of minus 10 to 25 sells for $.17 - .20 per pound and is the common size used in asphalt paving. The after-market products manufactured from the SMS press equipment use rubber of approximately minus
30 mesh and sells for approximately $.20 - .22 per pound. Very finely ground crumb rubber which is suitable for treatment with devulcanizing chemical process is usually minus 80-100 mesh and sells for $.40 - .45 per pound.

     A second obstacle to investing in available recycling equipment has been the limited or uncertain demand for crumb rubber by manufacturers of rubber products. Without an established market for crumb rubber and reasonably predictable prices for crumb rubber there is no way to assure a recycler that he could recover his capital investment or make a profit on a recycling operation. In turn manufacturers have been reluctant to specify the use of crumb rubber in products because of the lack of a broad and consistent supply of high quality crumb rubber at predictable prices.

     In an effort to induce recycling of tires, many states have enacted laws which charge purchasers a recycling fee on all new tire sales. The fees are deposited to state operated funds which are used for grants to fund tire recycling technology research projects and to compensate tire recyclers for recycling tires. In addition, the federal and state governments have created markets for recycled rubber by enacting statutes which require that new road construction include a certain percentage of recycled rubber in the roads.
A typical street one mile long and 30 feet wide using a 1.5 inch topping will use approximately 39,000 pounds of crumb rubber. An interstate highway one mile long and 72 feet wide using a 3 inch topping will require 186,000 pounds of crumb rubber in the topping mix.

     Recently, The Chicago Board of Trade (CBOT) Recyclables Exchange has begun an internet based listing of recyclable materials including crumb rubber. Access to the CBOT Recyclables Exchange is found on the Internet at: http://cbot-recycle.com. The Recyclables Exchange allows participants to use the on-line exchange to post listings to sell or enter materials wanted for purchase. Whenever there is a match of a sell listing with a buyer's parameters, the system will automatically e-mail a response to the buyer who can then communicate with the seller to transact business. The CBOT system allows for detailed product descriptions of material quality and other data important to buyers and sellers. The Exchange users can select predetermined commercial specifications or set customized product specifications. The Recyclables Exchange will contribute significantly to the recognition and growth of an established crumb rubber market. Eurectec, acting on behalf of clients which have purchased equipment, has posted offers on the Recyclables Exchange.

     The Recyclables Exchange is currently operated as a cash market matching buyers and sellers. It is the intent of the CBOT to monitor this cash market to determine the viability of creating a futures contract in recyclable products like crumb rubber. If a futures contract does develop for crumb rubber it will further enhance the industry by allowing crumb rubber manufacturers and crumb rubber consumers to begin hedging transactions which will give price and supply stability to the market. This in turn will contribute to wider use and acceptance of crumb rubber in a variety of applications and industries.

     All of these developments over the past few years have contributed to a growing interest in the tire recycling industry. Although the tire recycling industry is highly competitive, no single competitor holds a dominant market position. Some of Eurectec's competitors have longer operating histories and are financially stronger than the Company. There are several companies which offer different pieces of equipment to recyclers such as shredders, slitters and granulating equipment. However, few companies offer complete recycling systems which include all equipment required to process whole tires to crumb rubber. Those competitors which offer complete systems, sell systems which are based on one of two design types. The older systems use efficient shredding equipment but rely on hammermill technology for rubber granulation. These systems tend to be very large, noisy and inefficient, in large part because the hammermill technology was designed for other industrial applications and has been adapted for use in tire recycling.

     The second type of system offered by competitors is a cryogenic (freezing) process which freezes the tires to very cold temperatures using liquid nitrogen, at which point the brittle rubber can be broken free of the steel and fabric
content of the tire.    Cryogenic systems are expensive, costing  from 4 to 20
million dollars. To date, the Company is not aware of any facilities using a cryogenic system that is not subsidized by government grants or private grants from producers of liquid nitrogen. Although this process uses much more sophisticated technology, the process tends to be cumbersome and expensive to operate. If the equipment is shut down for maintenance or repairs the entire system must be taken off line for a period of days. The second disadvantage of such systems is that the crumb rubber made by the cryogenic process has reduced elasticity, which limits the usefulness of the crumb rubber for after market products.

   The CISAP system was designed specifically to granulate rubber from recycled tires efficiently at ambient temperatures. The COMPACT 6000 System was designed to input up to 2,204 pounds of tires and the COMPACT 9000 System was designed to input 3,306 pounds of tires per hour. As of December 1996, the estimated cost of establishing a fully operational tire recycling facility utilizing the COMPACT 9000 System was approximately $2,000,000, plus land and buildings. The advantages of the CISAP system over systems offered by competitors are (i) lower initial cost of a system; (ii) higher operating efficiencies and lower operating expense; (iii) lower maintenance down time; and (iv) recycling at ambient temperatures resulting in high quality crumb rubber output.
Similarly, the Eurectec EGS system is designed to operate at ambient temperatures on a larger scale than the CISAP 9000 System.

Marketing and Sales

     Eurectec has had most success marketing and selling outside of the United States where there are attractive incentives offered to investors by way of government grants, low interest loans and tax advantaged investment programs.

     Eurectec has encountered challenges in making sales of the CISAP systems in the United States. These obstacles arise from the substantial capital expenditure required to commence a recycling facility and the ability of interested parties to secure adequate supplies of tires for recycling. The owners of large tire dumps have been reluctant to make the substantial capital investment necessary to realize additional value from the discarded tires. Tire dump operations have been profitable simply from the tipping charges received at the time tires are delivered to such tire dumps.
However, tire dumps are now being recognized as nuisances and public safety hazards. The emerging trend is, as the viability and profitability of tire recycling continues to develop, to require storage operators to do more than store tires in large dumps. As the tire recycling industry matures, owners of tire dumps will be prohibited from operating mere dumps and will be required to begin recycling activities. In addition, efficient and profitable recycling facilities will open the way for other persons interested in tire recycling to negotiate contracts for the acquisition of discarded tires necessary to supply feed stock to such recycling facilities.

     An additional challenge to Eurectec in marketing the recycling systems is
that there is a long sales  cycle.    Typically, it takes six to eighteen months
from the time Eurectec has its initial contact with a potential customer until
equipment is installed and Eurectec is paid in full.    It may take up to six
months for CISAP to construct a system. Currently, CISAP does not manufacture the equipment until Eurectec orders it and the purchaser has a letter of credit
in place for full payment of the system.   After the equipment is finished,
depending upon the location, it takes from six to eight weeks to ship and
install a system.    The extended period of time it takes for Eurectec to
complete a sales transaction is not unusual in the industry.  These challenges, however, have caused the Company to experience inconsistent cash
flow which has impacted the ability of the Company to grow.   The sales cycle
of SMS press equipment ranges from approximately three to six months.
Management believes that marketing and sales emphasis on SMS presses, with a shorter sales cycle, will allow the Company to normalize cash flows and to give stability to Company operations.

     The Company continues to rely principally on the efforts of its officers and directors to generate sales. Eurectec's principal method of marketing is done through direct sales by officers of the Company and approximately 12 independent commissioned sales representatives worldwide through participation at trade shows and active membership in trade organizations. Eurectec maintains a site on the Internet at http:\\www.eurectec.com. Since September of 1996 when the web page was established there have been over 200,000 visitors to the site. Eurectec is a member of the Rubber Pavements Association located in Mesa, Arizona and is a founding member of the International Recycling Federation located in Bonn, Germany.

     Eurectec is a member of the International Tire and Retreading Association, headquartered in Louisville, Kentucky (ITRA). ITRA will sponsor the 40th World Tire Conference & Exhibition in April of 1997. Eurectec has had a booth in this annual conference and exhibition in two of the past three years. Eurectec will not have a booth in the 1997 conference but, Eurectec will have representatives attend the conference and will have an insert brochure in the conference edition of Scrap Tire News. Eurectec has generated leads at both exhibitions at which it has had a booth and those at which it has only had representatives attend. When Eurectec does not have its own booth, representatives have generated sales leads networking with representatives at booths of equipment manufacturers which have furnished equipment to Eurectec.

     The Company will also attend the 30th Annual Waste Expo in Atlanta, Georgia in May of 1997, the Autopromotec in Bologna, Italy in May of 1997, as a joint exhibitor with CISAP, and the Rubber Expo 97 sponsored by the Rubber Division of the American Chemical Society to be held in Akron, Ohio in October of 1997.

     ITRA will also exhibit at Reifen 98 - International Trade Fair for Tires and Retreading in May, 1998 in Essen, Germany. There will be a special section for U.S. Group Exhibits. The Company will attend this conference and intends to apply for booth space at the exhibition. Eurectec also has plans to attend the Pollutec International Trade Show for Environmental Technology and Services, Lyon, France in 1998 and to have a booth at the TyreExpo Asia to be held in 1998 in Singapore.

     The Recycling Research Institute, located in Suffield, Connecticut (RRI) holds an annual convention and Tire Recycling Industry Exposition. Eurectec will attend this exhibition in 1998. In addition, Eurectec subscribes to the RRI publication, ScrapTire News, a monthly newsletter and is listed in the Scrap Tire Users Directory, an RRI annual publication which is a business reference guide to the tire recycling industry.

     Although the environmental problem of waste tires has existed for decades, the tire recycling industry is still in its early stages of development worldwide. No single response to the problem of waste tires has become generally accepted. However, the momentum in the industry favors tire recycling which reclaims the rubber resource. No single technology has acheived market dominance. Under such market conditions, potential investors are slow to make investment decisions. Manufacturers of recycling equipment do not carry large inventories of equipment. The Company has limited capital and limited full time personnel engaged in marketing and sales activities. These are the major reasons that Eurectec has not established a consistent volume of sales. At the same time the Company is aware that these challenges also form significant barriers to entry by competitors which will face many of the same challenges.

Employees

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

Company Subsidiaries

    The majority of the Company's business is transacted through its 85% owned subsidiary Eurectec. The remaining 15% interest in Eurectec is held by 67 shareholders, none of whom are officers, directors, control persons or
affiliates of the Company.   Eurectec was formed by the Company, under the
laws of the State of Nevada in 1991. As discussed earlier, the Company negotiated its licensing agreements with CISAP and SMS and Rothbury through Eurectec and the Company uses Eurectec to market and sell the tire recycling equipment. Eurectec also markets and sells sub-licenses for the Company. The Company expects to enter into various other businesses most of which will be related either directly or indirectly to the environmental technologies business. Pursuant to that expectation, the Company has formed various subsidiaries of Eurectec which will be used to transact the Company's business dealings in these areas.

     Eurectec International, Ltd., is a wholly owned subsidiary of Eurectec. Eurectec International was established pursuant to the laws of the Province of British Columbia and was incorporated in May 1991. The Company formed Eurectec International to transact the international affairs of the Company in individual recycling projects. The organization costs of establishing Eurectec International were funded by Mr. Liebich. Eurectec International is currently not engaged in any business transactions.

     Eurectec Industries, Ltd., is a wholly owned subsidiary of Eurectec International. Eurectec Industries was formed by the Company pursuant to the laws of the Province of Alberta and was incorporated in February 1996 to take advantage of government incentives offered to Canadian companies operating in Canada. Eurectec Industries is currently unfunded and transacting no business.

     Pacific Rubber Recycling Ltd, ("Pacific Rubber") is a wholly owned subsidiary of Eurectec International. Pacific Rubber was organized pursuant to the laws of the Province of British Columbia and was incorporated in May 1995. When cash flow improves, the Company intends to open its own tire recycling facility operated through this company. The Company currently is not pursuing the establishment of a recycling facility. Pacific Rubber is unfunded and has not transacted any business activities.

                       ITEM 2.  DESCRIPTION OF PROPERTY

     On June 25, 1996 the Company entered into a new one year lease agreement to lease an industrial condominium in a multi-tenant building for use as its principal executive office. The Company pays $3,281.00 per month for 4,495 square foot facility. The Company has an option to renew the lease for a two year period. The Company intends to exercise the lease extension option in July of 1997. The building is located at Park Irvine Business Center, 14771 Myford Road, Building B, Tustin, California 92780. Prior to entering the lease, the Company had been leasing space in an executive office complex and space in a storage facility on a month to month basis. The new space the Company is leasing is sufficiently large to accommodate all of its administrative and storage needs. In addition, the current location of the Company houses an SMS press and accompanying equipment to demonstrate the press and manufacture samples of products produced by the press.

                            ITEM 3.  LEGAL PROCEEDINGS

     An action filed against the Company in March, 1995 by Herbert and Isabel Kuglemeier was tried in October 1996, in the United States District Court for the District of Utah, Central Division. The trial resulted in a verdict in favor of the Company, its President and Eurectec as to all of the claims asserted against them.

     An action was filed by Duthie Electric against "Eurectec Wilmington, Inc., dba, Eurectec, Inc." Eurectec Wilmington, Inc. is a California corporation and was formed for the purpose of selling a CISAP 3000 System to an investor group in California. The investors did not obtain funding to complete the purchase. Eurectec, Inc. is a Nevada corporation and a subsidiary of the Company. A judgment was obtained against Eurectec Wilmington, Inc. doing business under the assumed name of Eurectec, Inc. and property of Eurectec was executed on by the sheriff in Orange County, California. Neither the Company or Eurectec, Inc. was a party to the litigation. In 1997 the Company fully resolved the dispute by making a payment in the amount of $24,908 to Duthie Electric which was approximately one-half of the amount of the judgment entered against Eurectec Wilmington, Inc.

     The Company is not currently involved in any legal proceedings.

                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                            OF SECURITIES HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 1996.

                                   PART II

                    ITEM 5.  MARKET FOR COMMON EQUITY AND
                         RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "QTMG." As of December 31, 1996 the Company had 268 shareholders holding 9,459,696 common shares. Of the issued and outstanding common stock, 2,432,266 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission . The Company has never declared a dividend on its common shares.

     The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                           BID PRICES         ASK PRICES
                                        HIGH      LOW       HIGH      LOW
1995
First Quarter ended March 31            .25       .125      .875      .50
Second Quarter ended June 30            .1875     .0625     .8125     .625
Third Quarter ended Sept. 30            .1875     .0625     .8125     .5625
Fourth Quarter ended Dec. 31            .1875     .0625     .8125     .4375

1996
First Quarter ended March 31            .4375     .0625     .875      .625
Second Quarter ended June 30            .1875     .125      .75       .75
Third Quarter ended Sept. 30            .125      .0625     .75       .50
Fourth Quarter ended Dec. 31            .0625     .03125    .50       .25

     The foregoing figures were furnished to the Company by the National
Quotation Bureau, 1 Penn Plaza, 15th Floor, New York, New York 10001.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
          AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At December 31, 1996, the Company had on hand cash of $6,602.

     The management of the Company made the decision at year end 1992 to concentrate its resources and management efforts on the Company's tire recycling operations. This has been the Company's business since the beginning of 1993.
Sales generally take six to eighteen months to complete. Some cash flow is generated by customer deposits and miscellaneous charges when a contract is signed, however, the bulk (generally 80%) of the cash flow is released to the Company when the product is shipped. Contracts often provide for a final payment, generally 10% of the contract amount, to be paid when installation is completed.


     Based on the periodic nature of these payments and the ongoing nature of administrative expenses, the Company intends to increase, beginning in 1997, the initial payment made when sales agreements are executed and obtain the full balance when the equipment is delivered. In addition, the Company is currently negotiating financing arrangements whereby the letters of credit, opened by equipment purchasers to secure payment of equipment, will be used as collateral for short term borrowing by the Company. The Company believes that these negotiations will be successfully concluded in the second half of 1997 and that the financing arrangements will eliminate many of the cash flow timing problems the Company has experienced in the past.

      The Company received an unsecured loan in the year ended December 31, 1995 of $273,158 from German lenders. The proceeds of the loan were used to finance the research and development of the EGS system and for working capital to the Company. The loan is due December 31, 1997 and accrues interest at the rate of 16.67% per annum. The SMS press equipment purchased in 1996 for $171,209 was also financed by the German lenders under the interest rate and payment terms as the 1995 loan.

     In 1996 Eurectec purchased the rights to technology from Rothbury
Engineering Limited for $500,000. Eurectec made initial payments under the agreement in the amount of $150,000. The payments were made from working capital generated from period sales. Eurectec was unable to make payment of the full amount of the purchase as required by the agreement on December 31, 1996. However, the parties agreed to an extension of the payment, with no penalty to Eurectec, period to December 31, 1997.

     The Company anticipates repaying the loans from the German lenders and the amount due to Rothbury Engineering Limited from working capital generated from future period sales. The Company is also investigating the possibility of engaging an investment banker to make an offering of common shares to raise adequate capital in the event anticipated sales revenues are not fully realized. To date no agreements or commitments have been made to secure additional capital for the Company.

     In 1996, the Company arranged for a secured credit card to facilitate travel. A deposit of $5,000 cash was used as security for the credit card.
The deposit earned $122 interest during the year. Because these funds must remain on deposit to secure charges on the credit card, it has been categorized as Cash Pledged, a non-current asset.

     Eurectec signed a territorial license in May of 1996 with Atlanta Rubber
Recycling, Inc. located in Miami, Florida in connection with an equipment sales agreement for a CISAP 3000 System owned as inventory by Eurectec and an SMS press and ancillary equipment. The equipment sales agreement is for $1,602,000. The license agreement provides Atlanta Rubber with exclusive rights to practice or sub-license Eurectec's technology in order to use and operate CISAP granulators and SMS presses and/or to sell equipment and sub-sublicenses in the State of Florida. The license fee is for a total of $700,000. Atlanta Rubber paid a deposit of $35,000 upon signing the agreement of which $15,000 was paid in cash and $20,000 is in the form of a demand note to Eurectec. The balance due Eurectec of $665,000 is to be paid at the time of final payment under the equipment sales agreement. Atlanta
Rubber has requested an extension of time to perform under the equipment sales agreement until June 5, 1997. The Company anticipates that Atlanta
Rubber will conclude this agreement by the extended deadline of June 5, 1997.

     In October of 1996 Eurectec signed an equipment sales agreement in the amount of $3,737,000 with Mexico Recycling Technology, located in Mexico
City, Mexico (Mexico Recycling). The equipment is to be delivered in two phases. In January 1997 the purchaser opened letters of credit (totaling
$2,101,000) to purchase the equipment for Phase 1 of the project. Phase 1 equipment will be delivered during 1997 with revenue to the Company of $2,101,000. Phase 2 of the equipment purchase to the Mexico is also anticipated to be delivered in late 1997, or early 1998 with revenue to the Company of $1,636,000.

     Eurectec sold a territorial license for Mexico to Mexico Recycling for $500,000. The license was originally granted in 1994. At that time Eurectec received an initial payment of $50,000 and received a promissory note for $450,000. Subsequently, Mexico Recycling defaulted on the license agreement and then renegotiated a reinstatement of the license at the time it executed the equipment sales agreement in the fourth quarter of 1996. Eurectec is scheduled to receive a license payment of $50,000 upon the delivery of Phase
1 equipment for which Mexico Recycling opened a letter of credit in January
1997. The balance of $400,000 is to be paid in increments over a nine month period after delivery of the Phase 1 equipment.

     Currently in negotiation, the Company anticipates that a contract for Phase
3 of the Saudi project will be finalized during the second half of 1997. It is estimated that Phase 3 equipment purchase will be for approximately $3,000,000.
Delivery of this equipment is anticipated in the first half of 1998.

     Sales discussions and negotiations are underway with qualified international prospects in Germany, Hungary, Lithuania, The United Kingdom,
Ireland, Morocco, Egypt and Syria and domestically with prospects in Nevada and Kentucky. Although contracts with these prospects are not finalized, management believes that one or more of these sales will be signed and sales deposits will be received in 1997.

    Management believes that proceeds from equipment sales and license fees due from Mexico and equipment sales to Saudi Arabia, together with pending equipment sales and license fees from Atlanta Rubber and the current sales activities of SMS press equipment will provide sufficient capital and liquidity to meet the Company's needs for 1997, including the Company's capital commitment for the Rothbury license. The Company is also investigating the possibility of engaging an investment banker to make an offering of common shares to raise adequate cpaital in the event anticipated sales revenues are not fully realized. To date no agreements or commitments have been made to secure additional capital for the Company.

Results of Operations

     The Company generated a $228,820 loss in the year ended December 31, 1996 compared to a loss of $624,695 the year ended December 31, 1995. The 1995 loss includes an Accounts Receivable write off of $953,634, which resulted from the Evergreen restructure of the Canadian license and equipment receivable
($882,498) (see Note #11 to the attached Financial statements), the Chinese equipment receivable ($71,136). and loan receivable from Eurectec Deutchland
GmbH of ($38,750). The 1996 loss includes an Accounts Receivable write-off of $338,181 for A. Geist and write-offs from Eurectec Deutchland GmbH of $38,750 for a loan receivable and $6,250 investment loss for a total of $376,931 1996 loss.

     Net cash used by operations during the year ended December 31, 1996 was $17,308 compared to $182,156 cash used in operations in the year ended December
31, 1995. This resulted primarily from profitable operations, the reduction of customer deposits, application of inventory deposits, and expensing prepaid commissions.

     Accounts Receivable increased in the year ended December 31, 1996 by $24,559. Accounts Receivable decreased $453,182 in 1995. The decrease in
Accounts Receivable in the year ended December 31, 1995, is the result of the Evergreen license fee receivable write-off of $627,385 categorized as a current receivable and the addition of $174,203 from 1995 sales transactions. (See Note
#11 to the attached financial statements). The 1995 Accounts Receivable balance was the balance due on Phase 1 of the Saudi project which was collected in full during 1996. The December 31, 1996 balance is comprised of $184,522 from delivery of miscellaneous additional items resulting from change orders upon completion of Phases 1 and 2 of the Saudi project and $20,000 balance from the Florida license sale note.

    Customer deposits increased $488,938 in the year ended December 31, 1994 because of the receipt of the deposit for the Saudi project Phase 2 order.
Customer deposits were reduced $244,464 (one half of the total deposit) in 1995 with the application of that amount to revenue due to the delivery of Phase 1 equipment of the project. The December 31, 1995 balance of $244,464 was applied to revenue because Phase 2 of the Saudi project was completed during 1996. During 1996, the Company recognized as revenue any Customer deposits made in 1996. At the end of 1996 there were no outstanding customer deposits.

     Prepaid commissions were expensed in the year ended December 31, 1995, also, because of the delivery of equipment under Phase 1 of the Saudi project.
Additional non-prepaid commissions were paid during 1996, however, the contracts were delivered during the year and the Commissions were expensed prior to December 31, 1996.

     Minority interest was decreased by $12,989 during the year ended December
31, 1996 compared to a decrease of $122,705 during 1995. This is due to the increase in the percentage (15.62% to 20.0%) of the minority interest during 1996. The increase in minority interest increases the holders percentage of the accumulated loss (retained earnings) from prior periods. This dilution is larger than participation in current earnings and results in a net reduction of $12,989.

     The Company leased two photocopiers in 1991. In early 1992 the Company defaulted in its lease payment obligations. The leasing company never made demand for payment or attempted repossession of the copiers or initiated litigation against the Company. The Company has lost or misplaced its files regarding the lease agreements. In 1992 one of the copiers was stolen from the Company. The Company has never paid for the copiers and has taken the unpaid amount of the leases into income. The default in the lease obligation will not have a material impact on the Company's future financial condition or results of operations because the amounts which might be claimed under the lease agreements are not material in relation to the Company's overall revenue and because claims for back lease payments may be legally unenforceable under applicable statutes of limitations.

     The Company purchased an SMS press during the year ended December 31, 1996 for $182,295. The Company paid $11,776 in cash and the balance of $171,029 was financed by a loan from the German lenders who increased the loan originally negotiated in 1995.

    The Company also entered into a license agreement with Rothbury Engineering, Limited, giving the Company certain worldwide exclusive rights to technology allowing heat conduction through floor tiles. The Company agreed to pay
$500,000 for the license rights. Because of cash flow constraints, the Company was unable to meet the payment schedule as originally negotiated.
The parties renegotiated the payment terms with no penalty to Eurectec.
Under the new payment terms, Eurectec paid $150,000 of the purchase price in cash during 1996 with the balance of $350,000 financed by the seller and due from Eurectec on December 31, 1997.

     The Company applied cash generated from the 1996 sales to the reduction of Accounts Payable by $271,047 ($205,332 at December 31, 1996 vs. $476,379 at year end 1995). Cash was also utilized to reduce accrued expenses to $158,822 at December 31, 1996, which is a reduction of $68,064 from the December 31, 1995 balance of $226,886.

     The Company concluded the sale of the residential property it owned in Florida in February, 1996. The sale resulted in a gain of $38,327 in the year ended 1996, no comparable transaction occurred previously.

     Amounts due to Ehrenfried Liebich, an officer of the Company, increased to $151,152 during the year ended December 31, 1996, from $58,701 at December 31,
1995. The increase of $92,451 is due to cash advances from the officer and non reimbursement of expenses incurred on behalf of the Company. The loans from the officer are non-interest bearing and are payable on demand.

     The Company paid a security deposit on its new office space in the amount of $3,281. Deposits increased from $661 to $3,281 due to this security deposit.
The previous security deposit was for utilities at the Miami facility and was applied against charges and expensed in 1996.

     Comparison of the year ended December 31, 1996, and the year ended December
31, 1995.

     Revenue for the year ended December 31, 1996 was $2,907,679.  This is A
$227,889 increase over the revenues of $2,679,790 generated in the year ended
1995. The increase in 1996 results from an increase in equipment sales of $192,889 and $35,000 from a territory sublicense sold to Atlanta Rubber.

     The Company's sales are recorded only when equipment is shipped and title passes to the buyer. Typical sales are by letter of credit, with the funds being released by the bank when the equipment is placed for shipment with the carrier. To date payment for the Company's equipment sales have been made on the basis of 10% due at the time of sale, 80% due on shipment of equipment and 10% due at completion of installation. This has resulted in the Company receiving its revenue in large lump sums at irregular intervals rather than in smaller amounts paid at regular intervals. The Company intends that future sales require 15%-20% of the amount due at the time of sale and the balance upon delivery with the equipment manufacturer supplying the purchaser with a performance and completion bond prior to delivery.

     Cost of Sales consists of wholesale costs to the Company of the granulating systems and support equipment plus freight and insurance, which are billed to the client. The increase in equipment sales ($192,889) in the year ending
December 31, 1996, resulted in an increased cost of sales compared to 1995.
Cost of Sales was $1,895,468 for the year ended December 31, 1996, a $206,521 increase over the $1,688,947 cost of sales in 1995. Different support equipment such as de-beaders, slitters and shredders are acquired from various manufacturers and may carry differing profit margins but, they do not affect the product mix of full tire recycling systems. Cost of Sales as a percentage of total retail equipment sales was 66% in 1996 compared to 63% in 1995. This improvement in margins is mainly due to payments received by the Company in 1996 upon completion of Phase 1 of the Saudi project and delivery of Phase 2 equipment to the Saudi project.

    Commission expense for the year ended December 31, 1996 of $195,077 is less than the 1995 expense of $329,960 by $134,883. This is due to the payment of finders fees in 1995 which were not required on the 1996 orders.

     Travel expenses in the year ended December 31, 1996 exceeded 1995 by $22,118. ($67,586 in 1996 vs. $45,468 in 1995). This was due to supervising the completion of the Saudi project and an increased international and domestic sales efforts.

     The Company moved to larger office facilities during June 1996. The new facilities also have sufficient space for demonstration of the SMS press and manufacture of tile samples. Because of the increased space, rental expense increased to $83,103 in the year ended December 31, 1996 compared to $57,221 in 1995. The physical relocation was accomplished with Company personnel at minimum incremental costs. Such costs were less than $500.

     Office expense of $21,546 in the year ended December 31, 1996 is a reduction of $2,300 from the 1995 expense of $23,846. This decrease is due to moving from the prior offices where many services were purchased at higher than current costs. Administrative Expenses increased by $17,982 from $69,301 in the year ended December 31, 1995 to $87,283 in 1996 in support of the floor tile program and generally increased marketing efforts.

     The use of outside consultants was increased during 1996 and the corresponding expense increased to $265,375 in 1996 from $164,178 in 1995. The
Company employed outside consultants for marketing and accounting in 1995 and 1996. Additional consulting expense was incurred in 1996 for the start up of the technical and sales efforts associated with the SMS press equipment.

     Interest expense was increased during 1996 by $18,544 ($88,161 vs. $69,617) due to the increase of borrowing under the 1995 loan arrangement and a full year interest in 1996 on the 1995 borrowing.

     Professional expenses increased from $46,925 in the year ended December 31, 1995 to $68,147 in 1996. This increase is due to the legal fees incurred in the successful defense of the Kuglemeier litigation, and the defense of the title of Eurectec to a COMPACT 3000 System.

     Foreign Currency translation gains of $6,344 in the year ended December 31, 1996 compared to a cost of $532 in the prior year. This gain is due to the fact that the U.S. Dollar has strengthened in relation to the German Mark in both of the years. The Company's non U.S. lender debt is repayable in German Marks.
This strengthening means that fewer Marks would be needed to repay the debt than were needed at the previous year end. The Company has made arrangements with a California bank to hedge foreign exchange risks. These arrangements are intended to cover existing German lender debt (German Marks) and purchase orders (Italian Lira and/or German Marks). To date this arrangement has not been utilized because of the strength of the U.S. Dollar.

     Although the federal tax laws provide for a loss carry forward, the State of California where the Company is located, does not. The Company's current year profit is not subject to federal taxes because of the prior period losses.
Comparison of the year ended December 31, 1995, and the year ended December 31, 1994.

     Revenue for the year ended December 31, 1995 was $2,679,796. This is an increase over the revenues of $1,568,960 generated in the year ended 1994. This change is the result of increased sales volume, consisting of payment for Phase
1 of the Saudi project and receipt of payment for an equipment sale to A. Geist in Germany. Most of the Company's equipment sales were shipped and recorded during the fourth quarter of 1995.

     Cost of Sales consists of wholesale costs to the Company of the granulating systems and support equipment plus freight and insurance, which are billed to the client. Equipment sales in 1995 were $2,679,790 compared to $1,398,960 in 1994, representing an increase in 1995 of $1,280,830. The increase in retail equipment sales in the year ending December 31, 1995 resulted in cost of sales increase in the amount of $1,688,947 which is an increase of cost of sales of $708,398 compared to cost of sales in the amount of $980,549 in 1994. Different support equipment such as de-beaders, slitters and shredders were acquired from various manufacturers and carried differing profit margins but did not affect the product mix of full tire recycling systems.

     Commission expense for the year ended December 31, 1995 of $329,960 exceeded the 1994 expense of $113,000 by $216,960. This is due to the increased sales and higher commission rates to secure the sales.

     Travel expenses in the year ended December 31, 1995 exceeded 1994 by $35,980 ($45,468 in 1995 vs. $12,488 in 1994). This was due to the efforts of completing the Saudi sale, customer service of prior years sales and an increased domestic sales effort.

     In 1995, Evergreen, a Canadian sub-licensee, opened its recycling plant in Canada and made it available to the Company for demonstration purposes. Prior to this time a facility was leased to Eurectec Wilmington, Inc., a California corporation and the Company had a CISAP 3000 System owned by Eurectec, Inc.
on the leased premises as a demonstration unit. The decision was made in the first quarter of 1995 to close the Wilmington facility and move the Company offices to a small office in an office building. This move took place at the end of March 1995. As a result of the move, leasehold improvements were abandoned and abandonment expenses of $10,500 were recorded during the three months ended March 31, 1995. The physical relocation was accomplished with Company personnel at minimum incremental costs. Such costs were less than $2,000.

     Occupancy related expenses were reduced as a result of the redefined space needs. Office expense of $23,846 in the year ended December 31, 1995 was a reduction of $11,587 from the 1994 expense of $35,433. Rent and Utility expenses were reduced from $98,170 in the year ended December 31, 1994 to $57,221 in 1995. Administrative expense was reduced from the 1994 level of $131,700 to $69,301 in the year ended December 31, 1995 primarily due to reduction in administrative staff from three people in 1994 to the use of contract services from an outside agency throughout the last three quarters of 1995.

    The use of outside consultants was reduced during 1995 and the corresponding expense reduced from $274,478 in 1994 to $164,178 in 1995. Outside consultants were used for production, marketing and finance and accounting during 1994 and for marketing and accounting in 1995.

     Interest expense was increased during 1995 by $27,871 ($69,617 vs. $41,746) due to the German lender loan arrangements and borrowing completed during 1995.

     During the quarter ended June 30, 1995, the Company restructured its relationship with Evergreen. Due to change in ownership, the objectives of Evergreen changed. Eurectec agreed to cancel the outstanding Accounts
Receivable for the Canadian license in return for the return of the license rights to Eurectec, except for the exclusive license rights to Alberta, Canada which were retained by Evergreen. Eurectec also agreed to cancel the Accounts Receivable of $230,000 for the equipment sale. The Company received a 20% equity interest in Evergreen which had no value and has not been recorded on the financial statements of the Company. Evergreen is a privately held start-up business that is not yet fully operational and has no assets nor has Evergreen generated any profit to date.

     During the year ended December 31, 1994, the Eurectec sold and delivered a minimum equipment package (Granulator, Shredder and conveyor only) to a customer in mainland China. Ninety percent of the purchase price was released under the terms of the letter of credit at the time of shipment. The final 10% was to be released subsequent to installation. The equipment supplier provided the equipment to specifications, however, the net yield of rubber was lower than the parties expected because of the high fiber content of Chinese manufactured tires. Due to this lower output, the client refused to release the remaining balance and the letter of credit expired. The Company wrote off the balance of $71,136 during the year ended December 31, 1995 as uncollectible.

     During the three months ended June 30, 1995, the Company was able to sell
25,000 common shares owned by it in Texas Securities, Inc. for $12,500.  The
Company had written off these shares in 1993, when Texas Securities, Inc. filed for Chapter 7 liquidation under Federal bankruptcy law. A group of investors, of which the Company was not a party, challenged the proceedings and wished to consolidate the ownership of the Texas Securities, Inc. shares. The Company retained 25,000 shares in the hope of benefiting from investor group activities. Only the cash receipt for the portion sold was recognized, as the value of the remaining portion is uncertain and the Company's stock is no longer trading.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements of the Company are filed as a part of this report:

     Report of Darrell Schvaneveldt, Certified Public Accountant;
     Balance Sheets as of December 31, 1996 and December 31, 1995;
     Statements of Stockholders' Equity for the years ended December  31, 1996,
     1995, and 1994;
     Statements of Cash Flows for the years ended December 31, 1996,  1995, and
     1994;
     Notes to Financial Statements.

     There are no financial statement schedules included as part of this report. The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its accountants as to any matter regarding accounting or financial disclosure.

                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of December 31, 1996 the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

Name                     Age  Position            Director or Officer Since
------------------------------------------------------------------
Ehrenfried Liebich       54   President           March 1989
                              Director            March 1989

Keith J. Fryer           47   Vice President      March 1995
                              Director            March 1995

John F. Pope             53   Vice President      January 1991
                              Secretary           January 1991
                              Treasurer           January 1991
                              Director            March 1989

Markus J. Lenger         32   Vice President      October 1995

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

     Keith J. Fryer is a Vice President and a Director of the Company.  Mr.
Fryer first became involved with the Company in August 1992. Mr. Fryer was educated in England and graduated from the Cheshire College of Further
Education. He also studied at several UK colleges of management and became a member of the Institute of Marketing London in 1974. Mr. Fryer became a chartered member of the Institute in 1989. He has been a member of the Marketing Society London since 1989. He is also a life member of the Wig & Pen
Club, The Strand, London.  Mr. Fryer successfully operated Keith Fryer
Associates England, a business he formed in 1986, that provided marketing consulting services in various business areas. In 1992, Mr. Fryer established
Keith Fryer Associates California, Inc., a marketing consulting firm.  Mr.
Fryer became a Vice President and Director of the Company in March 1995.

     John F. Pope is the Secretary, Treasurer, a Vice President and a Director
of the Company.  Mr. Pope first became involved with the Company in March 1989.
Mr. Pope received a B.S. degree in business administration from Seton Hall
University in 1963.  He has also done post-graduate study at New York
University and University of Miami.   Mr. Pope has been certified as a
Certified Management Accountant by the Institute of Management Accountants.
From November 1987 to the present, Mr. Pope has been self-employed as an
independent financial consultant to various public and private companies.   Mr.
Pope became a Company Director in March 1989.  He  became the Secretary,
Treasurer and a Vice President of the Company in January 1991.

     Dr. Markus J. Lenger is a Vice President of the Company. Dr. Lenger first became involved with the Company in October 1995. Dr. Lenger received a B.S.
in electronic engineering from The University in St. Gallen, Switzerland. He also has a Doctorate degree in high energy physics from the Max Plank Institute in Munich, Germany. Dr. Lenger has been self-employed as a consultant through his company, BioSurf, Inc., a California corporation he founded in 1994.
Previously, Dr. Lenger was a Vice President  of Research and Development for
Green Earth Technologies. He has also been associated with BioVersal and OekoSens. Both companies are in the environmental remediation business. Dr.
Lenger has eight years experience in developing bioremediation technologies.
His technologies have been used in Europe to successfully decontaminate more than 600,000 tons of highly contaminated soil. Dr. Lenger also spent eight months in Valdez, Alaska during the Exxon Valdez oil spill where he developed systems for waste water processing, soil remediation and biological mixed surfactant systems.

     There are no family relationships between any of the Company's officers and directors. In addition, none of the officers and directors have been involved in certain legal proceeding which require disclosure in this annual report of the Company.

Compliance with Section 16(a) of the Exchange Act

     Directors and executive officers are required to comply with section 16(a)
of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5.  A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the effective date of the
Company's filing on Form 10-SB.    Form 4 is to report changes in beneficial
ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock.
Form  5 covers annual statement of changes in beneficial ownership which is due
90 days after the fiscal year end of the Company.  Messrs. Liebich, Pope and
Fryer were inadvertently late in filing reports on Form 3 and Form 5 for the year ended December 31, 1995.  And Mr. Fryer inadvertently  was late in filing a report on Form 4 regarding the sale of 4,800 common shares of the Company in
1996.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 1996 the end of the Registrant's last completed fiscal year).



                          Summary Compensation Table
                                        Long Term Compensation
               Annual Compensation           Awards            Payouts
Name and Principal                                         Restricted
Position                                     Other Annual  Stock   Options/ LTIP    All Other
                      Year   Salary   Bonus  Compensation  Awards  SARs     Payout  Compensation
Ehrenfried Liebich    1996   -0-      -0-    -0-           -0-      -0-     -0-     -0-
President/Director    1995   -0-      -0-    -0-           -0-      -0-     -0-     -0-
                      1994   -0-      -0-    -0-           -0-      -0-     -0-     -0-

Keith Fryer (1)       1996   65,321   -0-    -0-           -0-      -0-     -0-     65,415
Vice President/
Director              1995   77,950   -0-    -0-           -0-      -0-     -0-     -0-
                      1994   60,000   -0-    -0-           -0-      -0-     -0-     80,000

John F. Pope (2)      1996   45,500   -0-    -0-           -0-      -0-     -0-     -0-
Vice President/
Secretary             1995   46,850   -0-    -0-           -0-      -0-     -0-     -0-
Treasurer/Director    1994   94,450   -0-    -0-           -0-      -0-     -0-     -0-

Markus J. Lenger      1996   23,944   -0-    -0-           -0-      -0-     -0-     -0-
Vice President        1995   -0-      -0-    -0-           -0-      -0-     -0-     -0-
                      1994   -0-      -0-    -0-           -0-      -0-     -0-     -0-

     (1) Keith Fryer provided consulting services to the Company through Keith Fryer Associates California, Inc., his private consulting business. The salary figures represent amounts paid by the Company to Keith Fryer Associates California, Inc. These services were provided on terms at least as favorable as could have been negotiated with an independent third party. The "other compensation" paid to Keith Fryer was in the form of commissions for license and equipment sales.

     (2) John Pope provided consulting services to the Company through his private consulting business, John F. Pope, Inc. The salary figures represent amounts paid by the Company to John F. Pope, Inc. For Mr. Pope's services to the Company as an officer and director overseeing the financial affairs of the Company. These services were provided on terms at least as favorable as could have been negotiated with an independent third party.

Bonuses and Deferred Compensation

   The Company does not have any bonus, deferred compensation, employee benefit, or retirement plan. Such plans may be adopted by the Company at such time as deemed reasonable by the board of directors. The Company does not have a compensation committee, all decisions regarding compensation are determined by the board of directors.

Stock Option and Stock Appreciation Rights Plans

     The Company does not have in effect any stock option plan or stock appreciation rights plan. The Company did not grant any options or stock appreciation rights in 1996. The Company did have a Non-qualified Incentive Stock Option Plan which was adopted in 1990. None of the options granted under that plan were exercised and all of the options expired in March of 1996.

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


                   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 1996 the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 9,459,696 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of                           Amount and Nature of   Percentage of
Class    Name of Beneficial Owner  Beneficial Ownership   Class

Common   Ehrenfried Liebich        3,962,778              41.89%
         14771 Myford Road
         Building B
         Tustin, California 90744

Common   Keith J. Fryer            5,200 (1)              .0005%
         14771 Myford Road
         Building B
         Tustin, California 90744

Common   John F. Pope              131,000 (2)            .013%
         14771 Myford Road
         Building B
         Tustin, California 90744

Common   Dr. Markus J. Lenger      0                      0%
         14771 Myford Road
         Building B
         Tustin, California 90744

Common   All Officers, Directors
         as a Group:               4,098,978              43.33%
         (4 persons)

(1) These shares are owned by Keith Fryer Associates California, Inc. Mr. Fryer is the owner operator of that business and is deemed to be the beneficial owner of these shares because he holds the sole voting and investment power regarding such shares.

(2) Mr. Pope's total shares includes 106,000 shares held of record by Parallex Capital Corporation which he may be deemed to be a beneficial owner of the shares because he has shared investment power of the shares.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 31, 1996 the Company had borrowed directly from Mr. Ehrenfried Liebich the total amount of $151,152. The loans are non-interest bearing and are payable on demand. Mr. Liebich is the President, a Director and a beneficial owner of more than 10% of the Company's outstanding Common Stock. All of these funds were utilized to provide the Company with needed working capital. This loan was made on terms at least as favorable as terms the Company could have negotiated with an independent third party.

                                   PART IV

                  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year.

(b)  Exhibits.  The following exhibits are included as part of this report:


                 SEC Exhibit
Exhibit Reference
Number  Number   Title of Document                        Location

3.01    3        Articles of Amendment to the             Incorporated
                 Articles of Incorporation                by reference*

3.02    3        Articles of Incorporation                Incorporated
                                                          by reference*

3.03    3        Bylaws                                   Incorporated
                                                          by reference*

10.01   10       CISAP License Agreement                  Incorporated
                                                          by reference*

10.02   10       Canadian License Agreement               Incorporated
                                                          by reference*

10.03   10       Mexico License Agreement                 Incorporated
                                                          by reference*

10.04   10       Amendment to CISAP License               Incorporated
                 Agreement, dated April 26, 1996          by reference*

10.05   10       SMS Sondermaschinen License              Incorporated
                 Agreement, dated May 15, 1996            by reference*

10.06   10       Amendment to CISAP License               Attached
                 Agreement, dated March 14, 1997

10.07   10       Florida License Agreement                Attached

10.08   10       Rothbury License Agreement               Attached

23.01   23       Consent of Accountant                    Attached

27.01   27       Financial Data Schedule                  Attached

*Incorporated by reference from the Registrant's registration statement on form 10-SB, as amended, filed with the Commission, SEC file no. 0-23812.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:                                     The Quantum Group, Inc.
                                           a Nevada corporation
                                           By: /s/ Ehrenfried Liebich
                                           ---------------------------
                                           Ehrenfried Liebich, President

DATE             NAME AND TITLE            SIGNATURE
---------        ---------------           -------------------------------
4-11-97          Ehrenfried Liebich        By: /s/ Ehrenfried Liebich
                 President/Director            ---------------------------
                                           Ehrenfried Liebich, President

4-11-97          Keith J. Fryer            By: /s/ Keith J. Fryer
                 Vice President/Director   -------------------------------
                                           Keith J. Fryer

4-11-97          John F. Pope              By: /s/ John F. Pope,
                                                   Vice President/Secretary
                                            -------------------------------
                 Treasurer/Director         John F. Pope

                            THE QUANTUM GROUP, INC.
                                AND SUBSIDIARIES


                              FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                                       &
                               DECEMBER 31, 1995

                          INDEPENDENT AUDITORS REPORT

Board of Directors
The Quantum Group, Inc., and Subsidiaries

        I have audited the accompanying balance sheets of The Quantum Group, Inc., and Subsidiaries, as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of The Quantum Group, Inc., and Subsidiaries, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.


/s/Darrell T. Schvaneveldt
---------------------------
   Darrell T. Schvaneveldt

Salt Lake City, Utah
March 28, 1997

                    The Quantum Group Inc., and Subsidiaries
                                 Balance Sheets
                          December 31, 1996 and 1995

                                            December      December
                                            31, 1996      31, 1995
                                         ------------  ------------
                                     ASSETS
                                    -------
Current Assets
--------------
 Cash                                   $      6,602  $     26,140
 Accounts Receivable                         204,522       179,963
 Inventory                                   490,579       490,579
 Deposit on Inventory                            -0-       424,820
 Notes Receivable                                -0-        83,960
                                         ------------  ------------
     Total Current Assets                    701,703     1,205,462

Property & Equipment
--------------------
 Furniture & Fixtures                         10,651        10,693
 Residential Property                            -0-       236,586
 Vehicles                                        -0-         2,248
 Equipment                                   170,144           -0-
                                         ------------  ------------
     Total Property & Equipment              180,795        249,527

Other Assets
------------
 Accounts Receivable                             -0-       254,221
 Loan Receivable                                 -0-        38,750
 Investments                                     -0-         6,250
 Cash Pledged                                  5,122           -0-
 License Rights                              464,377           -0-
 Deposit                                       3,281           661
 Tax Benefit Deferred                             80            80
                                         ------------  ------------
     Other Assets                            472,860       229,962
                                         ------------  ------------
     TOTAL ASSETS                       $  1,355,358  $  1,754,951
                                         ============  ============

  The accompanying notes are an integral part of these financial statements
                    The Quantum Group Inc., and Subsidiaries
                           Balance Sheets -Continued-
                          December 31, 1996 and 1995

                                            December      December
                                            31, 1996      31, 1995
                                         ------------  ------------
                      LIABILITIES & STOCKHOLDERS   EQUITY
Current Liabilities
-------------------
 Accrued Expenses                       $    158,822  $    226,886
 Accounts Payable                            205,332       476,379
 Due Officers                                151,152        58,701
 Customer Deposits                               -0-       244,474
 Capitalized Lease Payable                       -0-        16,741
 Current Maturities                          785,197       268,835
                                         ------------  ------------
     Total Current Liabilities             1,300,503     1,292,016

Long Term Liabilities
---------------------
 Note Payable - Machinery                    170,519           -0-
 Note Payable - Technology                   347,547           -0-
 Note Payable                                267,131       266,871
 Vehicle Note Payable                            -0-         4,781
 Mortgage Payables                               -0-       165,000
 Less Current Maturities                    (785,197)     (268,835)
                                         ------------  ------------
     Total Long Term Liabilities                 -0-       167,871

Minority Interest in Subsidiary               84,739        97,728

Stockholders' Equity
--------------------
 Common Stock 50,000,000 Shares
   Authorized; Par Value of $0.001
   Per Share
 9,456,696 Shares Issued                       9,457         9,457
 Paid In Capital                           1,678,363     1,676,763
 Accumulated Deficit                      (1,717,704)   (1,488,884)
                                         ------------  ------------
     Total Stockholders' Equity              (29,884)      197,336
                                         ------------  ------------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY               $  1,355,358  $  1,754,951
                                         ============  ============

   The accompanying notes are an integral part of these financial statements
                    The Quantum Group Inc., and Subsidiaries
                            Statements of Operations
             For the Years Ended December 31, 1996, 1995 and 1994

                                  December       December       December
                                  31, 1996       31, 1995       31, 1994
                              -------------  -------------  -------------
Revenues
--------
 Equipment Sales              $  2,872,679   $  2,679,790   $  1,398,960
 License Sales                      35,000            -0-        120,000
 Other Income                          -0-            -0-         50,000
                              -------------  -------------  -------------
        Total Revenues           2,907,679      2,679,790      1,568,960

     Cost of Sales               1,895,468      1,688,947        980,549
                              -------------  -------------  -------------
     Gross Profit                1,012,211        990,843        588,411

Expenses
--------
 Commission                        195,077        329,960        113,000
 Depreciation                       22,926         14,342         16,535
 Amortization                       33,169            -0-            113
 Travel                             67,586         45,468         12,488
 Professional Fees                  68,147         46,925         63,566
 Office                             21,546         23,846         35,433
 Rent & Utilities                   83,103         57,221         98,170
 Administrative Expenses            87,283         69,301        131,700
 Consultant Fees                   265,375        164,178        274,478
 Interest                           88,161         69,617         41,746
 Accounts Receivable Written Off   376,931        953,634            -0-
 Foreign Currency Translation       (6,344)           532            -0-
                               ------------   ------------   ------------
     Total Expenses             (1,302,960)     1,775,024        787,229
                               -------------  -------------  -------------
     Net Profit or (Loss)
     From Operations              (290,749)       (784,181)      (198,818)


   The accompanying notes are an integral part of these financial statements
                    The Quantum Group Inc., and Subsidiaries
                      Statements of Operations -Continued-
             For the Years Ended December 31, 1996, 1995 and 1994

                                  December         December         December
                                  31, 1996         31, 1995         31, 1994
                              -------------    -------------    -------------
Other Income & (Expenses)
-------------------------
 Interest Income              $       122      $        -0-     $         -0-
 Gain on Sale of Residence         38,327               -0-               -0-
 Loss on Investment                (6,250)              -0-               -0-
 Sale of Securities
  Previously Written Off              -0-            12,500               -0-
 Asset Abandonment                    -0-           (10,500)              -0-
 Income - Capital Lease             16,741              -0-               -0-
                              -------------    -------------     -------------
     Total Other Income &
     (Expense)                      48,940            2,000               -0-
                              -------------    -------------     -------------
     Net Profit or (Loss)         (241,809)        (782,181)         (198,818)

 Taxes & Minority Interest
   Minority Interest                12,989          122,621            28,399
   Provisions for Taxes
    - Current                          -0-           34,785               -0-
   Provisions for Taxes
     - Deferred                        -0-               80               -0-
                               -------------    ------------     -------------
     Total Taxes &
     Minority Interest              12,989          157,486             28,399
                               -------------    -------------    -------------
     Net Profit or (Loss )    $    (228,820)    $  (624,695)     $    (170,419)
                               ==============   =============    =============
 Net Profit or (Loss)
   Per Share                          (.02)            (.07)              (.02)

 Weighted Average Shares
   Outstanding                   9,456,696        9,456,696          9,456,696

 Diluted Net Profit
   Per Share                           N/A              N/A                N/A

 Weighted Average Shares
   and Options Outstanding             N/A              N/A                N/A


   The accompanying notes are an integral part of these financial statements
                   The Quantum Group, Inc., and Subsidiaries
                       Statements of Stockholders' Equity
                   From January 1, 1994 to December 31, 1996

                                Common Stock           Paid In     Accumulated
                               Stock      Amount       Capital         Deficit
                       ---------------------------------------------------------
Balance,
December 31, 1993          9,444,696   $   9,445   $ 1,664,775    $   (693,770)

Shares Issued for
Commission in
Lieu of Cash                  12,000         12         11,988

Loss for Year Ended
December 31, 1994                                                     (170,419)
                        -------------------------------------------------------
Balance,
December 31, 1994          9,456,696       9,457     1,676,763        (864,189)

Loss for Year Ended
December 31, 1995                                                     (624,695)
                        -------------------------------------------------------
Balance,
December 31, 1995           9,456,696      9,457     1,676,763      (1,488,884)

Contributed Capital                                      1,600

Profit for Year Ended
December 31, 1996                                                     (228,820)
                         -------------------------------------------------------
Balance,
December 31, 1996           9,456,696   $  9,457   $ 1,678,363   $  (1,717,704)
                         =======================================================


   The accompanying notes are an integral part of these financial statements
                   The Quantum Group, Inc., and Subsidiaries
                           Statements of Cash Flows
             For the Years Ended December 31, 1996, 1995 and 1994

                                             1996           1995       1994
                                     -------------  -------------  -------------
Cash Flows from Operating Activities
------------------------------------
 Net Profit or (Loss)                $  (228,820)    $  (624,695)   $  (170,419)
 Adjustments to Reconcile Net Profit
  or (Loss) to Net Cash:
   Write Off Investment                    6,250             -0-            -0-
   Write Off Loan Receivable              38,750             -0-            -0-
   Write Off Long Term Receivable        338,181             -0-            -0-
   Amortization & Depreciation            56,095          14,342         16,648
   Foreign Currency Remeasurement         (6,344)            -0-            -0-
  Non Cash Income                        (16,741)            -0-            -0-
  Non Cash Expenses                          -0-             -0-         12,000
  Gain on Sale TSI Stock                     -0-         (12,500)           -0-
  Loss on Abandonment of Asset               -0-          10,500            -0-
  Reserve for Discontinued
   Operations                                -0-             -0-        (25,000)
  Minority Interest                      (12,989)       (122,621)       (28,403)
 Changes in Operating Assets &
  Liabilities:
  (Increase) Decrease in Accounts
   Receivable                            (24,559)        453,182       (306,896)
  (Increase) Decrease in Inventory           -0-          12,900          1,535
  (Increase) Decrease in Deposit on
   Inventory                             424,820             -0-       (150,000)
  Decrease (Increase) in Long-Term
   Accounts Receivable                       -0-         (11,932)           -0-
  Decrease (Increase) in Long-Term
   Loan Receivable                           -0-           7,816         (7,816)
  (Increase) Decrease in Prepaid
   Insurance                                 -0-             984            974
  Decrease (Increase) in Prepaid
   Commissions                               -0-         273,500       (273,500)
  (Increase) Decrease in Deposits         (3,281)          8,335           (600)
  Increase (Decrease) in Accrued
   Expenses                              (68,034)        136,579         (1,984)
  Increase (Decrease) in Accounts
   Payable                              (271,047)        (49,217)       385,674
  (Decrease) Increase in Tax Payable
    - Current                                -0-         (34,785)           -0-
  (Decrease) Increase in Customer
     Deposits                           (244,464)       (244,464)       488,938
  Increase in Taxes Payable Deferred         -0-             (80)           -0-
  Increase in Cash Pledged                (5,122)            -0-            -0-
  Rounding                                    (3)            -0-            -0-
                                    -------------   -------------  -------------
     Net Cash (Used) by Operating
     Activities                          (17,308)       (182,156)       (58,849)


   The accompanying notes are an integral part of these financial statements
                   The Quantum Group, Inc., and Subsidiaries
                     Statements of Cash Flows -Continued-
             For the Years Ended December 31, 1996, 1995 and 1994

                                             1996           1995           1994
                                     -------------  -------------  -------------
Cash Flows from Investing Activities
------------------------------------
 Gross Proceeds from Sale TSI Stock           -0-         12,500            -0-
 Purchase of Equipment                   (182,295)           -0-            -0-
 Purchase of License Rights              (497,547)           -0-            -0-
 Sale of Residential Property             252,532            -0-            -0-
 Purchase of Furniture                    (11,086)           -0-         (3,684)
                                      ------------- -------------  -------------
     Net Cash Provided (Used) by
     Investing Activities                (438,396)        12,500         (3,684)

Cash Flows from Financing Activities
------------------------------------
 Payment on Long Term Debt               (169,781)        (1,997)        (1,751)
 Increase (Decrease) in Notes Payable     511,896        266,871            -0-
 Increase (Decrease) in Amounts Due
  Officers                                 92,451        (69,900)        58,545
 Contributed Capital                        1,600            -0-            -0-
                                     ------------- -------------   -------------
     Net Cash Provided by
     Financing Activities                 436,166       194,974          56,794
                                     ------------- -------------   -------------
     Increase (Decrease) in Cash          (19,538)       25,318          (5,739)

     Cash at Beginning of Period           26,140           822           6,561
                                     ------------- -------------   -------------

     Cash at End of Period           $      6,602  $     26,140    $        822
                                     ============= =============   =============
Disclosures from Operating
Activities:

 Interest                            $     88,161  $    69,617     $    41,746
 Taxes                                      8,675          -0-             -0-

Significant Non Cash Transactions:

 12,000 Shares Common Stock
 Issued to Pay Commissions          $         -0-  $       -0-     $     12,000



   The accompanying notes are an integral part of these financial statements
                The Quantum Group, Inc., and Subsidiaries
                      Notes to Financial Statements

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

In 1992, the Company acquired rights to import and market equipment used
in the tire recycling industry.   The tire recycling operation is the
thrust of the Company's operations at December 31, 1996.   (See Note #11)

NOTE #2 - Significant Accounting Policies
-----------------------------------------
(A)     The Company uses the accrual method of accounting.
(B)     Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
(C)     The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
(D) Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
(E)     Inventories:   Inventories are stated at the lower of cost,
        determined by the FIFO method or market.
(F)     Consolidation Policies:    The accompanying consolidated financial
        statements include the accounts of the company and its majority - owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.
(G)     Foreign Currency Translation / Remeasurement Policy:   The company
        has no on site operations in foreign countries. All purchases and sales in foreign countries are concluded in American dollars. If at future dates assets and liabilities occur in foreign countries they will be recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line item in the equity section of the financial statements.
(H)     Depreciation:   The cost of property and equipment is depreciated
        over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
(I)     Issuance of Subsidiary's Stock: The Company has elected to accounts for shares issued by its subsidiary as an equity transactions.
(J)     Estimates:   The preparation of the financial statements in
        conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates

NOTE #3 - Inventory and Deposits
--------------------------------
In November 1992, Eurectec, Inc., a subsidiary purchased a granulator compact 3000 machine from an Italian manufacturer for $605,000 (DM), or $379,577 (USD). In 1993, Eurectec, Inc., purchased equipment, paid import fees thereon, freight, and set up fees for an additional $125,437
(USD) bringing the inventory to $505,014 (USD) at December 31, 1993. In 1994, the Company received credit from the manufacturer adjusting the
total inventory to $503,479 (USD).   In 1995, the Company used a Model 66
Electric De-Beader machine with a cost of $12,900 (USD) to settle claims for consulting fees by a former employee.

In 1993, the Company deposited with CISAP (the Italian manufacturing firm) $274,820 (USD) for future purchases of equipment. This deposit was increased to $424,820 (USD) in 1994, and was used in 1996.

The inventory is subject to a Sheriff's lien placed in 1996, see Note #16 Litigation Matters. The inventory has also been committed to Atlanta Rubber Recyclers, Inc., See Note #19 Subsequent Events.

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

On February 16, 1996, the Company concluded provisions of the escrow agreement entered into in 1995, and sale of the residential property in Florida was concluded. As a term of the sale the Company purchased the adjoining lot from its current owner for $65,000 and sold it to the purchaser. The purchaser paid $382,500 for the company's property and the adjoining lot.

NOTE #5 - Capitalized Lease Payables
------------------------------------
During 1991, the Company purchased two copiers and a computer using the capital lease option method.

                           Lease              Interest       Total
                            Term        Cost    Factor  Obligation
           -------------------------------------------------------
                Computer      48    $ 10,450  $  5,419  $   15,869
                 Copiers      36       8,250     3,559      11,809
           -------------------------------------------------------
                   Total          $   18,700 $   8,978  $   26,678
                                ==================================

Lease obligations on these leases were as follows:

               1993  $     6,994
               1994        7,628
               1995        2,119
                      -----------
              Total   $   16,741
                      ===========

In 1992, the Company defaulted on the leases but retains the equipment, both lessors had demanded payment of the obligation, but have not pursued these demands.

Lease periods on both leases have expired and neither leasor has made any attempt to take possession of the equipment or filed any legal process. The Company believes neither leasor will and has chosen to write off the capitalized lease as other income.

NOTE #6 - Notes Payable
-----------------------
The Company has the following notes payable obligations.

                                                              1996         1995
Notes Payable to a Non U.S. Entity, Stated in US
Dollars: No Collateral: Due December 31, 1997,
Interest at 16.67% Original Note $273,158 -
Remeasurement for Foreign Currency Translation           $ 267,131    $ 266,871

Notes Payable to an Auto Leasing Company,
Monthly Payments for 36 Months of $176.13                      -0-        4,781

Note Payable on Press Master Machine,
Interest at 16.67%, Due December 31, 1997,
Original Note $171,029 Remeasurement for
Foreign Currency Translation                               170,519          -0-

Note Payable on Purchase of Rubber Product
Technology Due December 31, 1997, No Interest,
Purchased and Payable in U.S. Dollars                      347,547          -0-

Mortgage Payable on Florida Residential Property,
Due January 9, 1999, Interest at 13.5%                         -0-      165,000
                                                        ----------- ------------
     Total Notes Payable                                   785,197      436,652
     Less Current Obligation                               785,197     (268,835)
                                                        ----------- ------------
     Net Long Term                                      $       -0- $   167,817
                                                        =========== ============

The Company borrowed funds from a non US entity. It received in quarterly installments Deutsche Marks of DM 411,381 these were translated to US $273,158 at the quarterly exchange rate. At December 31, 1995, the exchange rate was US $1.5415 for DM 1.00. The Company valued the note at its current US $ equivalent and realized in the statement of operations a translation gain of $6,287. The Company has recorded deferred taxes of $943 applicable to the translation gain.

NOTE #7 -  Lease Commitments

     On July 15, 1996, the Company leased an office in Tustin,
California. The lease requires a security deposit of $3,281, monthly payments of $4,101 and expires on July 14, 1997.

NOTE #8 - Depreciation

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs, lives, and accumulated depreciations at December 31, 1996 and December 31, 1995.

                      December 31,         Depreciation     Accumulated
                     1996     1995            Expense       Depreciation
Assets               Cost     Cost  Life   1996    1995     1996      1995
-----------------------------------------------------------------------------
Furniture
 & Fixture        $37,986  $37,103    5  $8,527  $7,421  $27,335   $26,410
Vehicles            8,994    8,994    3   2,248   2,998    8,994     6,746
Equipment         182,295      -0-    5  12,151     -0-   12,151       -0-
Leasehold
 Improvements         -0-             5     -0-     506      -0-       -0-
Residential
 Property             -0-  102,688   30     -0-   3,423      -0-    16,102
Residential
 Land                 -0-  150,000  ---     -0-     -0-      -0-       -0-
             ----------------------------------------------------------------
     Totals      $229,275 $298,785      $22,926 $14,348 $ 48,480   $49,258
             ================================================================

NOTE #9 - Notes Receivable
--------------------------

                                                      1995                1994
                                                 ----------          ---------
Notes Receivable from Sale of Equipment to
A. Geist of Hecklingen, Germany, $500,000
Deutsche Marks Converted at $1.449,
Payable $20,990 USD Quarterly at 8% Interest
Remeasured at December 31, 1995, at $1.4785      $ 338,181           $    -0-
                                                 ==========          =========
        Current Portion                             83,960                -0-
        Long Term Receivable                       254,221                -0-

NOTE #10 - Compensation Agreement
---------------------------------
The Company has no agreements with its officers and directors to pay any compensation, except for reimbursement for out of pocket expenditures for activities on the Company's behalf.

The Company has no accrued vacation or other employee benefits that should be recognized as part of these statements.

NOTE #11 - License Agreement
----------------------------
Eurectec, Inc., (a subsidiary) holds a license granted by CISAP, SpA (an Italian Corporation), which grants exclusive rights and license to technology and plant operations for tire recycling and recovery facilities in North and Central America. The Company's subsidiary Eurectec, Inc., has the right to sublicense the technology. Eurectec, Inc., has a sublicense in Utah.

During 1995, the Company restructured its relationship with the Canadian Licensee. Due to a change in ownership, the objectives of the Canadian Licensee changed. Eurectec agreed to cancel the outstanding Accounts Receivable of $625,000 for the Canadian license in return, for the return of the license rights to Eurectec, except for the exclusive license rights to Alberta, Canada which were retained by the Canadian Licensee. The Company also agreed to cancel the accounts receivable of $230,000 for the equipment sale.

The Company received a 20% equity interest in the Canadian Company which had no value and has not been recorded on the financial statement of the Company.

NOTE #12 - Related Party Transactions
-------------------------------------
The Company has reimbursed two of its officers for travel and entertainment funds for services related to the Company's business. Scheduled below are payments for reimbursed expenses, consulting, accounting and financial services by related parties

                                    Accrued                          Accounting
                                 Consulting   Reimbursed  Consulting  Financial
                   Commissions   & Expenses   Expenses         Fees    Services
                 ---------------------------------------------------------------
1996
Keith Fryer        $   65,415     $            $           $   65,321 $
John Pope                                                      45,500
Marcus J. Lenger                                               23,944

1995
Keith Fryer               -0-           -0-        8,501       77,950        -0-
John Pope                 -0-        15,450          -0-          -0-     31,400
Gayle Hickok              -0-           -0-        2,600          -0-        -0-

1994
Keith Fryer            75,000        13,000       17,325      128,420        -0-
John Pope                 -0-        34,450        1,100          -0-     60,000
Gayle Hickok              -0-           -0-          -0-       12,000        -0-


An Officer of the Company has loaned the Company $151,152 at December 31, 1996, and $58,701 at December 31, 1995 to fund its operations. The loan is non interest bearing and is due on demand.

NOTE #13 - Net Operating Loss Carryforward for Income Tax Purposes
-----------------------------------------------------------------
The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                  Year of                             Expiration
                    Loss              Amount                Date
                 ------------------------------------------------
                    1992           $ 670,375                2007
                    1993                 -0-                2008
                    1994             198,818                2009
                    1995             782,181                2010
                    1996             241,809                2011

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

                                              1996       1995       1994
                                         -----------------------------------
Current Tax Asset Value of Net Operating
Loss Carryforwards at Current Prevailing
Federal Tax Rate                         $  576,085  $ 561,467    $ 295,525
Evaluation Allowance                       (576,085)  (561,467)    (295,525)
                                         -----------------------------------
        Net Tax Asset                    $      -0-  $     -0-    $     -0-
                                         ===================================
        Current Income Tax Expense       $      -0-  $     -0-    $     -0-
        Deferred Income Tax Benefit              80         80          -0-


In 1993, the Company made provisions for California Franchise Taxes because California does not allow carryforward or carryback of tax losses. When tax returns were finalized in 1995 the Company qualified for tax credits equal to or greater than the accrued tax in California, because the facilities in Wilmington, California were in an Enterprise Zone Economic Development Area. Accordingly, in 1995 the Company reversed the 1993 tax accrual.

NOTE #14 - Minority Interest
----------------------------
The Company's subsidiary Eurectec, Inc., has issued 4,812,000 shares of its common stock to minority interest since its inception in 1992. All of these shares have been sold to non U.S. persons pursuant to regulations in Germany.


                                Minority Interest
---------------------------------------------------------------------------
                                                                     Total
       Shares      Percentage  Par      Paid in    Retained       Minority
       Issued      Owned       Value    Capital    Earnings       Interest
---------------------------------------------------------------------------
1995   4,812,000   15.62       $ 4,812  $ 161,083  $ (68,167)     $ 97,728
1996   6,500,000   20.00         6,500    206,233   (127,994)       84,739

The minority investment in the subsidiary is 6,500,000 shares purchased for $414,578 in 1992, $619,487 in 1993, and $1,600 in 1996. Minority
interest holds 20.00% of issued shares of the subsidiary and the minority interest incurred a dilution of $868,170 upon investment, and $127,994 in accumulated losses for 1996.

NOTE #15 - Accounts Receivable Written Off
------------------------------------------
In 1995 the Company has written off accounts receivable from sales in 1994.


1994 SALES                            TOTAL      CURRENT    LONG TERM
--------------------------------------------------------------------------
Canadian License Fee             $  652,498   $  326,249    $ 326,249
Canadian Equipment Sale             230,000      230,000
Chinese Equipment Sale               71,136       71,136
                                 -----------------------------------------
        Total                    $  953,634   $  627,385    $  326,249
                                 =========================================

The Canadian license encountered operational difficulties because of their refusal to comply with CISAP's instruction to operate the equipment. These delays caused a cash flows problem which ultimately resulted in the need to restructure the Canadian Company. As a result of the restructuring process the Company agreed to write off its accounts receivable of $556,249 and its non current accounts receivable of $326,249.

The $71,136 due from the Chinese sale was the retention on the sale. At December 31, 1994, the Company held a letter of credit upon which it could have collected the receivable if all conditions of the sale were met. In 1995, problems developed with the operation of the system because the feed stock (Chinese tires) had much higher fabric content than Western tires for which the machinery was tested. Because of the delays caused to adjust the equipment to handle Chinese tires and the fact that it took longer to process the high fabric tires the Chinese refused to pay the accounts receivable, and the letter of credit expired. In an attempt to maintain a good relationship with the Chinese Company and the difficulty and expense of litigating a collection action in China the Company wrote the accounts receivable off.

In 1996, the Company wrote off sales it made in 1995 to a German buyer of $345,000. After a remeasurement allowance in 1995 of $6,819 the 1996 write off was $338,181. The Company wrote off $38,750 loaned to Eurectec GmbH, and an investment of $6,250. The Company owned 10% of Eurectec GmbH. Eurectec GmbH has no operations and no plans for future operations.

NOTE #16 - Litigation Matters
-----------------------------
The litigation referred to in prior reports as Herbert & Isabel Kugelmeier came before the United Stated District Court for the District of Utah, Central Division. On October 16, 1996 after the issues were tried the jury rendered its verdict. "It is ordered and abjudged that the judgement be entered in favor of the defendant and against the plaintiff on the plaintiff's complaint "no cause of action" and that judgement be entered in favor of Plaintiffs against the Defendant on the Defendants' counter claim, "no cause of action." As a result of the ruling in the litigation the Company no longer has any connection to the mining claims, and the Kugelmeiers have no license for the states of Colorado, Arizona, and New Mexico.

An action was filed by Duthie Electric against "Eurectec Wilmington, Inc., dba, Eurectec, Inc.," Eurectec Wilmington, Inc., is a California corporation and was formed for the purpose of selling a CISAP 3000 System to an investor group in California. The investors did not obtain funding to complete the purchase. Eurectec, Inc., is a Nevada corporation and a subsidiary of the Company. A judgement was obtained against Eurectec Wilmington, Inc., doing business under the assumed name of Eurectec, Inc., and property of Eurectec Inc., was executed on by the Sheriff in Orange County, California. Neither the Company or Eurectec, Inc., was a party to the litigation. In 1997, the Company fully resolved the dispute by making a payment in the amount of $24,908 to Duthie Electric which was approximately one-half of the amount of the judgement entered against Eurectec Wilmington, Inc.

NOTE #17 - Export Sales
-----------------------
The Company's sales have occurred in foreign countries and the aggregate sales to unaffiliated customers in foreign countries exceeds 10% of the total revenues.

                                        1996         1995          1994
Country                                Sales        Sales         Sales
------------------------------------------------------------------------
Canada                                                        $ 630,000
China                                                           888,960
Mexico                                                           50,000
Saudi Arabia                     $ 2,711,489   $ 2,024,290
Germany                              161,190       310,500
                                 ----------------------------------------
     Total                       $ 2,872,679   $ 2,334,790  $ 1,568,960
                                 ========================================

Sales in the amount of $2,334,790 were made and recorded upon shipment to customers in the fourth quarter of 1995. In 1996, sales by quarter were as follows; first quarter $966,071, second quarter $0, third quarter $1,662,149 and 4th quarter $244,459.


NOTE #18 - Stock Issuance by Subsidiary
---------------------------------------
In 1993, the Company's subsidiary Eurectec, Inc., issued 2,385,423 at $0.25 per shares of its common stock to outsiders. This sale decreased the Company ownership in the subsidiary from 91.50% to 84.38%. The subsidiary received in U.S. dollars $619,487.

In 1996, Eurectec, Inc., issued 1,688,000 shares to its minority shareholders to increase their ownership position in Eurectec, Inc., to 6,500,000 shares or 20.0%. Eurectec, Inc., contributed $1,600 as contributed capital to the parent Corporation.

NOTE #19 - Subsequent Events
----------------------------
A. Settlement agreement on Duthie Electric Services, Corporation matter has been reached, see explanation and details in Note #16.

B. Atlanta Rubber Recycling Inc., has confirmed in writing in 1997 their intentions of completing their sales agreement to purchase equipment held by the Company as inventory for $1,602.817 and to purchase a license for the state of Florida for $700,000. No sale of equipment or license fees has been booked pending payment of sales agreement and shipment of merchandise.

C. In January 1997, the Company concluded the sale of equipment to Mexico Recycling Technology, it's Mexican licensee for $3,737,000. Eurectec, Inc., received a letter of credit for $238,599 and, CISAP received a letter of credit for $2,101,000 and paid the Company its fees from the first installment payment therefrom . The balance of the letter of credit $1,397,405 will be used for Phase 2 of the contract.

                              Exhibit Index

Number  Number                  Title of Document                 Location
------  -------   --------------------------------       ------------------
10.06   10              Amendment to CISAP License                 Page E-1
                   Agreement, dated March 14, 1997
10.07   10               Florida License Agreement                 Page E-3

10.08   10              Rothbury License Agreement                Page E-22

23.01   23                   Consent of Accountant                Page E-25

27.01   27                 Financial Data Schedule                Page E-26

                              EXHIBIT 10.06

                              This document

                              represents an

                           Agreement Amendment

                              agreed between

                           Cisap Ecology S.r.l.

                               as Licensor

                            and Eurectec, Inc.

                             a subsidiary of

                         The Quantum Group, Inc.

                               as Licensee

                           Date: March 14, 1997
1.
By this Agreement Amendment, which modify the Agreement signed April 26th, 1996, Cisap Ecology S.r.l. accepts this contract in the place of Cisap S.p.A.

Today March 14th, 1997 we agree the following modifications to the a.m.
contract:

Whereas Cisap Ecology S.r.l. is willing to grant, and Eurectec, Inc. desires to receive, the right to continue to sell Cisap Ecology S.r.l. technologies and equipment above mentioned in all countries of the world, excluding Italy, and EXCLUSIVELY in North America, Canada, Mexico and South America, with the terms and conditions hereinafter set forth.

PAGE 4:

1.8
Payment shall mean a commercial Letter of Credit irrevocable and confirmed with order, with where possible an advance payment of at least 15 per cent of the net equipment price. Eurectec may assign or create a back to back L/C in favour of Cisap Ecology S.r.l. when necessary.

PAGE 5:

2.1
Territory: shall mean: EXCLUSIVE North America, Canada, Mexico and South America; Italy excluded; in all other Countries of the world Eurectec will have the right to sell without exclusive. Eurectec to supply Cisap Ecology S.r.l. a regular list of outstanding inquiries, at least every 3 months for these and exclusive countries and Cisap Ecology agree not to quote directly with Eurectec's declared clients in non-exclusive Countries.

2.1
Use of patents: Cisap Ecology S.r.l. hereby grants to Eurectec an exclusive right and license during the terms of this agreement to practice the technology in order to use and operate plants/or sell equipment in the above mentioned exclusive and non exclusive territory with clients confirmed to and acknowledged by Cisap Ecology S.r.l.

PAGE 6-7-8-9-10

as before

PAGE 11

as before except:

price list remains the same, except for the debeader price which increases from ITL. 40.800.000 = to ITL. 55.000.000 =, still within the agreement taken in Item 9.17.

Other points as before.                           Pistoia, March 14th, 1997
By: /s/ Diana Fantacci                                By: /s/ Ehrenfried Liebich
_____________________                             _________________________
for Cisap Ecology S.r.l.                                 For Eurectec, Inc.
(Diana Fantacci)                                       (Ehrenfried Liebich)


                             EXHIBIT 10.07

                             This Document

                              represents a

                           LICENSE AGREEMENT


                                between


                             EURECTEC, Inc.
                     a wholly owned subsidiary of

                        THE QUANTUM GROUP, Inc.
                                Licensor

                                  and

                     Atlanta Rubber Recycling, Inc.
                                Licensee

                          for the territory of

                                Florida



                          Date : May 20, 1996

TABLE OF CONTENTS

I.      DEFINITIONS. . . . . . . . . . . . . . . . . . . . . . .5
1.1     Business Day . . . . . . . . . . . . . . . . . . . . . .5
1.2     Confidential Information . . . . . . . . . . . . . . . .5
1.3     Dollars (CAN) or "$CAN". . . . . . . . . . . . . . . . .5
1.4     Dollars (US) or "$US". . . . . . . . . . . . . . . . . .5
1.5     Effective Date . . . . . . . . . . . . . . . . . . . . .5
1.6     Licensed Technology. . . . . . . . . . . . . . . . . . .6
1.7     Net Revenues . . . . . . . . . . . . . . . . . . . . . .6
1.8     Patents. . . . . . . . . . . . . . . . . . . . . . . . .6
1.9     Payment. . . . . . . . . . . . . . . . . . . . . . . . .6
1.10    Plant. . . . . . . . . . . . . . . . . . . . . . . . . .6
1.11    Technical Information. . . . . . . . . . . . . . . . . .6
1.12    Territory. . . . . . . . . . . . . . . . . . . . . . . .6
1.13    Trademarks

II.     GRANT OF RIGHTS AND LICENCES . . . . . . . . . . . . . .6

2.1     Use of Patents . . . . . . . . . . . . . . . . . . . . .7
2.2     Construction of Plants . . . . . . . . . . . . . . . . .7
2.3     Use of Technical Information . . . . . . . . . . . . . .7
2.4     Right to Use Trademarks. . . . . . . . . . . . . . . . .7
2.5     Quality Control. . . . . . . . . . . . . . . . . . . . .8
2.6     Right to Sublicense. . . . . . . . . . . . . . . . . . .8
2.7     No Rights by Implication . . . . . . . . . . . . . . . .8
2.8     Non-Competition. . . . . . . . . . . . . . . . . . . . .8

III.    OBLIGATIONS OF EURECTEC. . . . . . . . . . . . . . . . .8

3.1     Training and Technical Assistance. . . . . . . . . . . .9
3.2     Additional Services. . . . . . . . . . . . . . . . . . .9

IV      COMPENSATION PAYABLE TO EURECTEC . . . . . . . . . . . 10

4.1     Licensing Fee and Royalty. . . . . . . . . . . . . . . 10
4.2     Contents of Licensee's Reports . . . . . . . . . . . . 11
4.3     Payments Accompany Licensee's Reports. . . . . . . . . 11
4.4     Minimum Royalty. . . . . . . . . . . . . . . . . . . . 11
4.5     Payments of Royalties and Other Amounts. . . . . . . . 11
4.6     Licensee's Books and Records . . . . . . . . . . . . . 12
4.7     Eurectec's Right to Audit. . . . . . . . . . . . . . . 12
4.8     Audit Information Confidential . . . . . . . . . . . . 12
4.9     Licensee's Reports Conclusively Correct. . . . . . . . 12

V       INVENTIONS . . . . . . . . . . . . . . . . . . . . . . 12

5.1     Disclosure Inventions. . . . . . . . . . . . . . . . . 12
5.2     Right to Use Inventions. . . . . . . . . . . . . . . . 12
5.3     Registering Patents on Inventions. . . . . . . . . . . 12
5.4     Registering Patents in the Territory . . . . . . . . . 13

VI      CONFIDENTIAL INFORMATION . . . . . . . . . . . . . . . 13

6.1     Confidentiality Maintained . . . . . . . . . . . . . . 13
6.2     Information in Connection with Sale. . . . . . . . . . 13
6.3     Liability for Disclosure . . . . . . . . . . . . . . . 13

VII     WARRANTIES . . . . . . . . . . . . . . . . . . . . . . 14

7.1     Warranties . . . . . . . . . . . . . . . . . . . . . . 14

VIII    TERMINATION. . . . . . . . . . . . . . . . . . . . . . 14

8.1     Term of Agreement. . . . . . . . . . . . . . . . . . . 14
8.2     Termination. . . . . . . . . . . . . . . . . . . . . . 14
8.3     After Termination. . . . . . . . . . . . . . . . . . . 15
8.4     Payment Obligations Continue . . . . . . . . . . . . . 15
8.5     No Damages for Termination . . . . . . . . . . . . . . 15
8.6     Sub-Licenses not to be Terminated. . . . . . . . . . . 15
8.7     Sub-Licensees Rights if Licensee Terminated  . . . . . 15

IX      REPRESENTATIONS, WARRANTIES & COVENANTS OF EURECTEC15

9.1     Ownership of Licensed Technology . . . . . . . . . . . 15
9.2     No Conflicting Agreements. . . . . . . . . . . . . . . 16

X       MISCELLANEOUS. . . . . . . . . . . . . . . . . . . . . 16

10.1    Assignments. . . . . . . . . . . . . . . . . . . . . . 16
10.2    Governing Law. . . . . . . . . . . . . . . . . . . . . 16
10.3    Arbitration. . . . . . . . . . . . . . . . . . . . . . 16
10.4    Waiver . . . . . . . . . . . . . . . . . . . . . . . . 17
10.5    Non Circumvention. . . . . . . . . . . . . . . . . . . 17
10.6    No Other Relationship. . . . . . . . . . . . . . . . . 17
10.7    Notices. . . . . . . . . . . . . . . . . . . . . . . . 17
10.8    Entire Understanding . . . . . . . . . . . . . . . . . 17
10.9    Invalidity . . . . . . . . . . . . . . . . . . . . . . 18
10.10   Amendments . . . . . . . . . . . . . . . . . . . . . . 18
10.11   Fees Payable . . . . . . . . . . . . . . . . . . . . . 18
10.12   Responsibility for Taxes . . . . . . . . . . . . . . . 18
10.13   Survival of Contents . . . . . . . . . . . . . . . . . 18
10.14   Table of Contents and Headings . . . . . . . . . . . . 19
10.15   Counterparts . . . . . . . . . . . . . . . . . . . . . 19
10.16   Feasibility. . . . . . . . . . . . . . . . . . . . . . 19

     LICENSE AGREEMENT

This License Agreement is made and entered into on this day : May 20, 1996 by and between Eurectec, Inc., of 3901 McArthur Boulevard, Suite # 200, newport Beach, California 92660 and

                      Atlanta Rubber Recycling, Inc.
   --------------------------------------------------------------------

WHEREAS, Eurectec possesses certain intellectual and industrial property rights with respect to tire recycling and recovery processes from Cisap S.p.A. and other recycling technologies ; and

WHEREAS, Eurectec under the terms of its agreement with Cisap S.p.A. Italy, is willing to grant, and LICENSEE/sub licensee desires to receive, the right to use such rights in :

Florida

in accordance with the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the premises and mutual promises, terms and conditions hereinafter set forth, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties do hereby agree as follows :

I. DEFINITIONS

As used herein, the following terms shall have the following definitions.

1.1 Business Day. "Business Day" shall mean a day on which banks are open for business in Los Angeles, California, U.S.A.

1.2 Confidential Information. "Confidential Information" shall mean that part of the Technical Information which is not publicly known.

1.3 Dollars (Can). "Dollars (Can)" shall mean the lawful money of Canada in immediately available funds.

1.4 Dollars (US) or "$US". "Dollars (US)" or "$US" shall mean the lawful money of the United States of America in immediately available funds.

1.5 Effective Date. "Effective Date" shall mean the later of (a) the date on which EURECTEC executes this Agreement, (b) the date on which LICENSEE executes this Agreement and pays the Licensing Fee [4.1 (a)(i)].

1.6 Licensed Technology. "Licensed Technology" shall mean the Patents, Trademarks and Technical Information now in existence.

1.7 Gross Income. "Gross Income" shall mean (a) any and all amounts received by LICENSEE or its sub licensees in connection with the services rendered and/or products sold from or by Plants which operate in the Territory.

1.8 Patents. "Patents" shall mean all patents and patent applications listed in Exhibit A to this Agreement.

1.9 Payment. "Payment" shall mean a Commercial Letter of Credit or other mutually acceptable and agreed upon payment method.

1.10 Plant. "Plant" shall mean a tire recycling and recovery facility operated pursuant to the rights granted to LICENSEE/sub licensee hereunder.

1.11 Technical Information. "Technical Information" shall mean all currently existing trade secrets , know-how, computer programs (including copyrights in said programs), knowledge, technology, means, methods, processes, practices, formulas, techniques, procedures, technical, assistance, designs, drawings, apparatus, written and oral rectification's of data, specifications, assembly procedures, schematics and other valuable information of whatever nature, whether confidential or not, and whether proprietary or not, which are necessary to allow someone reasonably skilled in the industry to construct, use, service and test a Plant.

1.12 Territory."Territory" shall mean:  Florida

1.13 Trademarks. "Trademarks" shall mean any and all trademarks, trade names, service marks and other commercial symbols either listed in Exhibit C to this Agreement or else which EURECTEC may from time to time designate to be included within this definition by written notice to LICENSEE/sub licensee. Once included in this definition, such trademarks, trade names, service marks and other commercial symbols shall not be removed from this definition without the mutual agreement of the parties hereto.

II. GRANT OF RIGHTS AND LICENSES

Subject to all of the terms and conditions set forth in this Agreement :

2.1 Use of Patents. EURECTEC hereby grants to LICENSEE an exclusive right and license during the term of this Agreement to practice the Technology in order to use and operate Plants and/or sell equipment in the Territory. LICENSEE shall not use or operate Plants or sell equipment outside the Territory. LICENSEE shall not use or operate Plants or sell equipment outside the Territory. EURECTEC or CISAP shall not use/ or operate Plants or sell equipment inside the Territory.

2.2 Construction of Plant(s)

     Pursuant to the presentation to EURECTEC for approval of otherwise completed sub-license agreements and/or otherwise completed contracts for the construction and operation of plants by LICENSEE/sub licensee, EURECTEC will test successfully and disassemble and package safely for shipment, complete equipment and machinery as described in the said agreements or contracts. (EXHIBIT B) All other costs of shipping, duties, taxes and licences shall be borne by the sub-licensee or by LICENSEE according to the agreement between LICENSEE and the sub-licensee.

2.3 Use of Technical Information.

     (a) EURECTEC grants to LICENSEE an exclusive right and license during the term of this Agreement to use the Technical Information in the Territory in connection with EURECTEC's exercise of its rights and licenses granted in Paragraph 2.1 above.

     (b) As soon as practicable after the Effective Date, but in no event later than (60) days after the Effective Date, EURECTEC shall provide to LICENSEE/sub licensee, at no additional costs to LICENSEE/sub licensee, all of the Technical Information.

2.4 Right to Use Trademarks. LICENSEE/sub licensee shall use each of the Trademarks on an exclusive basis in connection with the use, operation and promotion of Plants hereunder, provided, however, that LICENSEE/sub licensee shall give EURECTEC thirty (30) days prior written notice before using any Trademark for the first time in a particular location in the Territory. LICENSEE/sub licensee may also use other trademarks, trade names, service marks and commercial symbols of its own choosing in connection with the use, operation and promotion of Plants hereunder.

2.5 Quality Control.

     (a) In order to comply with EURECTEC's quality control standards, LICENSEE/SUB LICENSEE shall :

     (i) maintain the quality of each plant by adhering to those specific quality control standards that EURECTEC may from time to time promulgate and communicate to LICENSEE with respect to such Plant ;

     (ii) use the Trademarks prominently on the Plant(s) and documentation relating to the Plant(s), and in compliance with all relevant laws and regulations;

     (iii) accord EURECTEC the right to inspect each Plant during normal business hours, without prior advance notice, to confirm that LICENSEE's use of such Trademarks is in compliance with this provision.

2.6 Right to Sub license. LICENSEE shall have the right to sub license any of the rights and licenses granted hereunder without the prior consent of EURECTEC, so long as : (a) each sub licensee agrees in writing to be bound by all of the terms and conditions contained in this Agreement; and (b) EURECTEC is provided with a copy of each such agreement within ten (10) days after it is executed. LICENSEE hereby guarantees that each of its sub licensees shall comply with the terms contained in this Agreement.

2.7 No Rights by Implication. No rights or licenses with respect to Licensed Technology are granted or deemed granted hereunder or in connection herewith, other than those rights or licenses expressly granted in this Agreement.

2.8 Non-Competition. During the term of this Agreement , LICENSEE/sub licensee shall not engage in any negotiations with third parties with a view towards or engage in the manufacture of any device which may be employed to recycle or otherwise recover tires if such device could reasonably be considered to be in competition with the EURECTEC processes described in this Agreement; neither shall EURECTEC or CISAP shall negotiate or conclude any agreement with any other party to construct or operate a Plant or Plants within the Territory while this Agreement is in effect.

III. OBLIGATIONS OF EURECTEC

3.1 Training & Technical Assistance.

     (a) To assist LICENSEE/sub licensee in exercising its rights hereunder, EURECTEC agrees to provide sufficient man-days of training and technical assistance each calendar year (beginning in the year of the Effective date) to LICENSEE/sub licensee and its employees anywhere in the Territory, so that LICENSEE/sub licensee will be able to use the Licensed Technology to its full potential. Such training and assistance shall be rendered by EURECTEC at no additional charge to LICENSEE/sub licensee, except for expenses to be reimbursed to EURECTEC as provided in Paragraph 3.1(c) below.

     (b) To the extent LICENSEE/sub licensee requests such training and technical assistance in excess of the man-days provided in Paragraph 3.1
(a) above, EURECTEC shall be paid a per diem amount to be negotiated between the parties before such assistance and training is provided and which shall be paid before such assistance and training is rendered; provided that EURECTEC's representatives are then able to provide such training and technical assistance.

     (c) Travel costs, lodging, meals and all related expenses incurred by EURECTEC in connection with sending representatives into the Territory pursuant to this Paragraph 3.2 (a) or (b) shall be paid for in full by the LICENSEE/sub licensee.

3.2 Additional Services.

     (a) EURECTEC shall use its reasonable efforts to provide LICENSEE/sub licensee with any and all additional assistance reasonably requested by LICENSEE/sub licensee, including without limitation; producing technical, sales, advertising and other reports and information for LICENSEE/sub licensee which LICENSEE/sub licensee believes might be useful in promoting the Plants; assisting LICENSEE/sub licensee in attempting to obtain from third parties technical information, drawings, plans, specifications and other data which are not proprietary to EURECTEC and which EURECTEC does not otherwise have the right to use, in order to enable LICENSEE/sub licensee to respond to requests of any potential customer, assisting LICENSEE/sub licensee in responding to technical inquiries from potential customers of the Plants; and assisting LICENSEE/sub licensee in the testing of Plants and in the further development of test equipment

     (b) EURECTEC shall bill LICENSEE/sub licensee for any such additional services at prices to be agreed in advance by the parties hereto. EURECTEC shall not commence performance of any part of any services hereunder until such prices are established in writing by the parties hereto.

     (c) Such services shall be invoiced in Dollars (US) monthly by EURECTEC. Payment shall be due within thirty (30) days after EURECTEC's receipt of each of EURECTEC's invoices therefor, and shall otherwise be paid in accordance with Paragraph 4.5 hereof.

IV. COMPENSATION PAYABLE TO EURECTEC

4.0 Minimum Equipment Purchase - LICENSEE agrees to purchase the equipment package under Exhibit B, or equipment of similar value, within ( 90 ) days of signing this Agreement and five (5) additional C6000 granulator during the following five (5) years or sooner.

4.1 Licensing Fee & Royalty

(a) LICENSEE agrees to pay EURECTEC, for the rights granted to LICENSEE under paragraphs 2.1, 2.2, 2.3(a) and 2.4 above and for the services to be rendered by EURECTEC under paragraphs 2.3 (b) and 3.1 (a) above; and in addition, upon completion of each sub-licensing agreement secured and negotiated by LICENSEE :

     (i) A Fee equal to the total amount of items supplied as per ;

          Exhibit A - Price List of all Fees, Disbursements and Miscellaneous Costs; and Exhibit B - Price List of all machinery, equipment, supplies and material. The items supplied to be mutually agreed upon by EURECTEC and the LICENSEE except for those items in Exhibits A & B which are indicated as non-negotiable and which must, in any case, be included. Payment of the Fee indicated in Exhibit A as "Licensing Fee" shall, subject to the signing of this Agreement by both parties, initiate this Agreement. Signed copies of Exhibits A & B shall constitute part of this Agreement, however, the signing of these Exhibits may, by mutual agreement, be made subsequent to the signing of this main part and shall not delay the Effective date of this Agreement as per para. 1.5.

     (ii) a continuing royalty equal to Five per cent (5%) of the Gross Income from all Plants operated by the LICENSEE (re 1.7)

     (iii)a continuing royalty equal to Five per cent (5%) of the Gross Income from all Plants by sub-Licensees of the LICENSEE (re 1.7)

4.2 Contents of LICENSEE's Reports. LICENSEE shall deliver to EURECTEC within ninety (90) days after the end of each Payment Period, starting on the Effective Date and every 90 days thereafter, a written report describing, for the applicable Payment Period; (a) the number of Plants operated by LICENSEE and its sub licensees during such Payment Period; (b) the Gross Income for each Plant during the Payment Period ; and (c) the total royalty due on such Gross Income under Paragraph 4.1(a)(iii) hereof.

4.3 Payments Accompany LICENSEE's Reports. Each report for a payment Period required in Paragraph 4.2 hereof shall be accompanied by a full payment to EURECTEC of the royalties payable under Paragraph 4.1(a)(iii) hereof from the Gross Income described in Paragraph 4.2 above.

4.4 Minimum Royalty.

     (a) No minimum royalty shall apply, however, the LICENSEE/sub licensee is required to operate and maintain the Plant or Plants in the Territory at a level of production that shall reasonably be held comparable to other plants operating under similar operating and market conditions.

4.5 Payments of Royalties and Other Amounts.

     (a) All payments under Paragraphs 3.2, 4.3 hereof shall be made in Dollars (US) by wire transfer or other mutually agreed upon method, to such bank or account as EURECTEC may from time to time designate in writing.

     (b) Whenever any payment hereunder shall be stated to be due on a day which is not a Business Day, such payment shall be made on the immediately succeeding Business day.
     (c) Payments hereunder shall be considered to be made as of the day on which they are received in EURECTEC's designated bank or account.
     (d) For this agreement to become effective, the Licensee is required to make the initial equipment purchase according to the terms and conditions described in Exhibit "B", concurrently with the signing of this agreement.

4.6 LICENSEE's Books and Records. LICENSEE/sub licensee agrees to make and keep full and accurate books and records in sufficient detail to enable royalties payable hereunder to be determined.

4.7 EURECTEC Right to Audit. On seven (7) day's prior written notice to LICENSEE/sub licensee, EURECTEC and its certified public accountants and other auditors shall have full access to the books and records of LICENSEE and/or any or all of its sub licensees pertaining to activities under this Agreement and shall have the right to make copies therefrom at EURECTEC's expense. EURECTEC, its certified public accountants and other auditors shall have such access at all reasonable times and from time to time during normal business hours. Prompt adjustment shall be made by the proper party to compensate for any errors or omissions disclosed by such audit.

4.8 Audit Information Confidential. EURECTEC agrees to hold confidential all information learned in the course of any examination of books and records pursuant to Paragraph 4.8 above, except when it is necessary for EURECTEC to reveal such information in order to enforce its rights under this Agreement in court, or similar dispute resolution or enforcement proceeding or action, or except when compelled by law.

4.9 LICENSEE's Reports Conclusively Correct. All quarterly reports and payments not disputed as to correctness by EURECTEC within three (3) years after receipt thereof shall thereafter conclusively be deemed correct for all purposes.

V. INVENTIONS.

5.1 Disclosure Inventions. LICENSEE/sub licensee shall disclose to EURECTEC each Invention of LICENSEE/sub licensee affecting the operation of the Plant(s) or equipment after such Invention is formulated, made or conceived.

5.2 Right to Use Inventions. LICENSEE/sub licensee may use such inventions only if approved in writing by EURECTEC.

5.3 Registering Patents on Inventions. If LICENSEE/sub licensee formulates, makes or conceives a patentable Invention, LICENSEE/sub licensee may apply, at its own expense, for appropriate patent and other registrations of such Invention in any and all jurisdictions in the Territory.

5.4 Registering Patents in the Territory. LICENSEE/sub licensee may register any such patents for use in the Territory at his own expense subject to 5.2.

VI. CONFIDENTIAL INFORMATION

6.1 Confidentiality Maintained. Each party agrees that the other party hereto has a proprietary interest in its Confidential Information. All disclosures to the receiving party, its agency and employees shall be held in strict confidence by such receiving party, its agents and employees, and such receiving party shall disclose the Confidential information only to those of its agents and employees to whom it is necessary in order to carry out their duties as limited by the terms and conditions hereof. The receiving party shall not use the other party's Confidential Information except for the purposes of exercising its rights and carrying out its duties hereunder.

The provisions of this paragraph 6.1 shall also apply to any consultants or subcontractors that the receiving party may engage in connection with its obligations under this Agreement.

6.2 Information in Connection with Sale. EURECTEC hereby grants the LICENSEE the right during the term of this Agreement to distribute to the LICENSEE's sub licensees in connection with the operation of Plants that part of the Technical Information necessary for such sub licensees to use and operate such Plant, even if such information includes some of EURECTEC's Confidential Information, to the extent that Eurectec and the LICENSEE agree that such technical Information is helpful to such sub licensees in order to operate the Plant.

6.3 Liability for Disclosure. Notwithstanding anything contained in this Agreement to the contrary, neither party shall be liable for a disclosure of the other party's Confidential Information if the information is so disclosed;

     (a) was in the public domain at the time it was disclosed by the disclosing party to the receiving party; or

     (b) was independently developed by the receiving party and is so demonstrated promptly upon receipt of the documentation and technology by the receiving party; or

     (c) becomes known to receiving party from a source other than the disclosing party without breach of this Agreement by the receiving party and can be so demonstrated.

VII. WARRANTIES.

7.1 Warranties.

     (a) THE ORIGINAL MANUFACTURER'S WARRANTIES SHALL BE PASSED ON TO THE LICENSEE OR SUB-LICENSEE BY EURECTEC.

     (b) IN NO EVENT SHALL EURECTEC BE LIABLE TO LICENSEE FOR SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES (INCLUDING, BUT NOT LIMITED TO, LOSS OF PROFITS OR LOSS OF USE DAMAGES) ARISING OUT OF THE USE OR OPERATION OF ANY PLANT, EVEN IF EURECTEC HAS BEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES OR LOSSES.

VIII. TERMINATION.

8.1 Term of Agreement. Unless it is terminated earlier pursuant to the term of this Article 8, this Agreement shall continue in full force and effect in perpetuity.

8.2 Termination. Upon the occurrence of any of the following events, this Agreement may be terminated by the non breaching party by giving written notice of termination to the breaching party, such termination to be immediately effective upon the giving of such notice of termination. Unless for reasons of force majeure, outside the control of Licensor, Licensee or sub-Licensee.

     (a) the occurrence of a material breach or default as to any obligation hereunder by either party and the failure of such breaching party to promptly pursue (within thirty (30) days after receiving written notice thereof from the non breaching party) a reasonable remedy designed to cure (in the reasonable judgment of the non-breaching party) such material breach or default ; or

     (b) the filing of a petition in bankruptcy, insolvency or reorganization against or by either party, or either party becoming subject to a composition for creditors, whether by law or agreement, or either party going into receivership or otherwise becoming insolvent (for the purposes of this Paragraph 8.2., such party shall be considered to be a breaching party). or

     (c) failure of the LICENSEE to order, accompanied by transferable irrevocable Letter of Credit, the equipment for the first plant to be constructed within the Territory, within ninety (90) days of completion of this Agreement.

8.3 After Termination. If the LICENSEE is the breaching party, all rights to the Territory provided in the Agreement shall revert immediately to EURECTEC.

8.4 Payment Obligations Continue. Upon termination of this Agreement for any reason, nothing shall be construed to release LICENSEE from its obligations to pay EURECTEC any and all royalties or other amounts accrued but unpaid hereunder prior to the date of such termination.

8.5 No Damages for Termination. The parties hereto agree that if either party terminates the other party pursuant to this Article 8, then the termination party shall not be liable form damages or injuries suffered by the other party as a result of that termination.

8.6 Sub-Licensees not to be Terminated. Should this Agreement between LICENSEE and EURECTEC be terminated for any reason, the Agreements with sub--licensees, which have been approved previously by EURECTEC and negotiated and completed by LICENSEE, shall continue in effect and without penalties or requirement of remedies unless such Agreements with sub-licensees are also in default, in which case each sub-licensee agreement shall be treated and considered separately and distinctly by EURECTEC.

8.7 Sub-Licensees Rights of LICENSEE Terminated. Provided the Sub-Licensees are not in breach of this Agreement, they shall retain all rights to operate according to the provisions of this Agreement.

IX. REPRESENTATIONS. WARRANTIES AND COVENANTS OF EURECTEC.

9.1 Ownership of Licensed Technology. EURECTEC hereby represents and warrants to LICENSEE that, to the best of its information and belief, EURECTEC is the lawful owner of the Licensed Technology, free and clear of all security interests, encumbrances, liens, mortgages, licenses or rights of third parties which would impair the licenses and rights granted to LICENSEE hereunder.

9.2 No Conflicting Agreements. EURECTEC hereby represents, warrants and covenants that it has not and will not enter into any agreement with or become subject to any obligation in favor of any third party which might conflict with its obligations hereunder.

X MISCELLANEOUS

10.1 Assignments. Except as provided in Paragraph 2.6 hereof, this Agreement and any and all of the rights and obligations of either party hereunder shall not be assigned, delegated, sold, transferred or otherwise disposed of, by operation of law or otherwise, without the prior written consent of the other party.

This Agreement shall be binding upon, and inure to the benefit of, EURECTEC and LICENSEE and their respective successors and assigns, to the extent such assignments are in accordance with this paragraph 10.1.

10.2 Governing Law. This Agreement shall be governed, interpreted and construed in accordance with the laws of the State of Nevada, United States of America, as such laws are implied to agreements entered into and to be performed entirely within its borders between its residents. In the unlikely event of either party bringing a law suit against the other, each party has the right to litigate against the other under the Laws of the United States.

10.3 Arbitration. Any dispute, controversy or claim arising out of or relating to this Agreement or to a breach thereof, including its interpretation, performance or termination, shall be submitted to and finally resolved by arbitration. The arbitration shall be conducted in accordance with the commercial rules of the United Nations Conference on International Trade Law ("UNCITRAL") which shall be administered in London, England (including the rendering of the award) by the London Court of International Arbitration. The arbitration, shall be the exclusive forum for resolving such dispute, controversy or claim. For the purposes of this arbitration, the provisions of this Agreement and all rights and obligations thereunder shall be governed and construed in accordance with the laws of the State of Nevada, United States of America, as such laws are applied to agreements entered into and to be performed entirely within its borders between its residents. The decision of the arbitrators shall be executory, final and binding upon the parties hereto, and the expense of the arbitration (including without limitation the award of attorney's fees to the prevailing party) shall be paid as the arbitrators determine.

10.4 Waiver. A waiver of any breach of any provision of this Agreement shall not be construed as a continuing waiver of other breaches of the same or other provisions of this Agreement.

10.5 Non-Circumvention. In the event that LICENSEE or any of its designated agents shall introduce any other person or persons, company or corporation to the EURECTEC Patents, systems or plant, and should such introduction, discussion, negotiation, conversation or written communication result in said person, persons, company or corporation entering into an Agreement with EURECTEC for the licensing of said patents, processes or the construction of a plant, whether within or without the Territory covered by this Agreement, said person, persons, company or corporation shall be deemed to be a sub-licensee of LICENSEE under this Agreement and shall be governed by all the conditions contained in this Agreement, unless such plant is to be built in another Licensee's assigned territory in which case a "finder's fee" shall be negotiated with the other Licensee.

10.6 No Other Relationship. Nothing herein contained shall be deemed to create a joint venture, agency or partnership relationship between the parties hereto. Neither party shall have any power to enter into any contracts or commitments in the name of, or on behalf of, the other party, or bind the other party in any respect whatsoever.

10.7 Notices. Each notice required or permitted to be sent under this Agreement shall be given by Fax transmission or by registered or recorded delivery letter to EURECTEC and to LICENSEE at the addresses and FAX numbers supplied. Either party may change its address and/or fax number for purposes of this Agreement by giving the other party written notice of its new address and/or Fax number. Any such notice if given or made by registered or recorded delivery letter shall be deemed to have been received on the earlier of the date actually received and the date ten (10) Business Days after the same was posted (and in proving such it shall be sufficient to prove that the envelope containing the same was properly addressed and posted as aforesaid) and if given or made by telecopy transmission shall be deemed to have been received at the time of despatch, unless such date of deemed receipt is not a Business Day, in which case the date of deemed receipt shall be the next succeeding Business Day.


10.8 Entire Understanding. This Agreement embodies the entire understanding between the parties relating to the subject matter hereof, whether written or oral, and there are no prior representations, warranties or agreements between the parties not contained in this Agreement.

10.9 Invalidity. If any provision of this Agreement is declared invalid or unenforceable by a court having competent jurisdiction, it is mutually agreed that this Agreement shall endure except for the part declared invalid or unenforceable by order of such court. The parties shall consult and use their best efforts to agree upon a valid and enforceable provision which shall be a reasonable substitute for such invalid or unenforceable provision in light of the intent of this Agreement.

10.10 Amendments. Any amendment or modification of any provision of this Agreement must be in writing, dated and signed by both parties hereto.

10.11 Fees Payable. "Licensing Fee" is payable upon signing this Agreement by the LICENSEE, other fees are payable as described in Exhibits A & B and in para 4.3 of this Agreement.

10.12 Responsibility for Taxes.

     (a) Taxes in the territory now or hereafter imposed with respect to the transactions contemplated hereunder (with the exception of income taxes or other taxes imposed upon EURECTEC and measured by the gross or net income of EURECTEC) shall be the responsibility of LICENSEE, and if paid or required to be paid by EURECTEC, the amount thereof shall be added to and become a part of the amounts payable by LICENSEE hereunder.

     (b) Taxes outside the Territory now or hereafter imposed with respect to the transactions contemplated hereunder (with the exception of income taxes or other taxes imposed upon LICENSEE and measured by the gross or net income of LICENSEE) shall be the responsibility of EURECTEC, and if paid or required to be paid by LICENSEE, the amount thereof shall be deducted from the amounts payable by LICENSEE hereunder.

     (c) All taxes that become due and payable in the territory, from royalty payments earned by Eurectec, Inc., from the Licensee and payable to Eurectec, Inc., by the Licensee, under the terms of this Agreement, shall be paid by the Licensee on behalf of Eurectec, Inc., and the net proceeds will be passed to Eurectec, Inc., under the terms of this Agreement accordingly.

10.13 Survival of Contents. Notwithstanding anything else in this Agreement to the contrary, the parties agree that Paragraphs 2.7, 3.1(b) and (c), 3.2(b) and (c), 5.2, 8.4, 8.5, 10.1, 10.2, 10.3, 10.5, 10.6, 10.7, 10.8,
10.9, 10.10, 10.12, and 10.13 and Articles IV, VI & VII shall survive the termination or expiration of this Agreement, as the case may be, to the extent required thereby for the full observation and performance by any or all the parties hereto.

10.14 Table of Contents and Headings. Any table of contents accompanying this Agreement and any headings contained herein are for directory purposes only, do not constitute a part of this Agreement, and shall not be employed in interpreting this Agreement.

10.15 Counterparts. This Agreement may be executed in any number of counterparts and each such counterpart shall be deemed to be an original.

10.16 Feasibility. The Licensee acknowledges that EURECTEC makes no promises, claims or projections concerning the feasibility, number or viability of tire recycling plant(s) in the Territory, nor of the availability of raw materials or markets, and that it is the responsibility of the Licensee to establish to his own satisfaction that such a plant or plants are feasible.

IN WITNESS WHEREOF, the parties hereto have signed this Agreement.

Signed this date :       May 20, 1996


 by

EURECTEC, INC.                ATLANTA RUBBER RECYCLING, INC.
Licensor.                     As Licensee.


Signed : By /s/ Ehrenfried Liebich      Signed :  By /s/ Giuliano Gasparotto
            _____________________                 _______________________
Name :    Ehrenfried Liebich            Name:     Giuliano Gasparotto
Title :   President                     Title :   Company Secretary


Witness : Caralen Lutanio               Witness : Caralen Lutanio
          ---------------                         ---------------
Signed : By /s/ Caralen Lutanio         Signed : By /s/ Caralen Lutanio

                             EURECTEC, Inc.

                              EXHIBIT "A"

        Appendix to the License Agreement between Eurectec, Inc.

                                  and

                     Atlanta Rubber Recycling, Inc.

                          for the Territory of

                                Florida

Price List of Fees, Disbursements and Miscellaneous Costs

The following Costs and other considerations constitute part of the above described License
Agreement and shall be binding upon the parties to the Agreement.

Item One :     Licensing Fee :     In consideration of which, Eurectec
grants the exclusive right to build, construct, operate and/or sub-license the construction, building or operation of such Tire Recycling Plants as are the subject of this Agreement, within the boundaries of the Territory stated in the Agreement.

                                   $    700,000 U.S. dollars

          less 5% cash deposit     $    035,000 U.S. dollars

          Balance Due :            $    665,000 U.S. dollars*

NOTE : Fee payable upon the signing of this Agreement. The foregoing fee is a one time only fee payable for the rights to the described Territory. No such fee is payable to Eurectec by or for sub-Licensees of the Licensee. California Sales Tax is not applicable to this amount.

* To be pledged to Eurectec, Inc., via a Corporate Promissory Note - to be signed by all the ARR shareholders.

Signed : By /s/ Ehrenfried Liebich (Eurectec).

Signed : By /s/ Giuliano Gasparotto (Licensee).

Date of Agreement : May 20, 1996

                             EURECTEC, Inc.

                              EXHIBIT "B"

                 Appendix to License Agreement between
           Eurectec, Inc., and Atlanta Rubber Recycling, Inc.

Equipment Price List

Part One - C3000 granulator plus additional processing equipment :

1.0  C3000 granulator                        $    478,000.00
1.1  Hopper plus conveyor assembly                050,000.00
2.0  Bead puller                                  020,000.00
3.0  Slitter ES2                                  026,250.00
4.0  Slitter ES3 (cross-cut)                      026,250.00
5.0  Baling machine (C3000 reclaimed steel)       007,500.00
6.0  Smasher 70 shredder                          063,000.00
7.0  Shipping and installation                    050,000.00

     Shredding & granulating equipment       $    721,000.00

Part Two - Product manufacturing equipment :

1.0  PressMaster Duo ( 200 )                 $    354,545.00
2.0  MixMaster ( 2 )                              345,454.00
6.0  Spare molds          a) shallow              009,091.00
                          b) deep                 036,364.00
7.0  Installation charges                         090,909.00
8.0  Shipping charges                             045,454.00

     Product manufacturing equipment         $    881,817.00

TOTAL EQUIPMENT COSTS                        $  1,602,817.00

1.0  Exclusive License Fee-State of Florida: $    700,000.00

     TOTAL PROJECT COST                      $  2,302,817.00

a>    Excludes Florida Sales Tax or other Taxes, where applicable.
a>    Terms : To be funded via an acceptable Letter of Credit, confirmed via
a>    US or Canadian Bank with agreed draw down terms to a) pay for the C3000 equipment held in inventory, b) the product manufacturing equipment, c) the start-up expenses.
a>    This License to be read in conjunction with the Sales Agreement to be signed by both parties.


Initial : EL                                 Initial : GG
                             EURECTEC, Inc.

                              EXHIBIT "C"

        Appendix to the License Agreement between Eurectec, Inc.

                                  and

                     Atlanta Rubber Recycling, Inc.

                         for the Territory of :

                                Florida

LIST & SAMPLES OF TRADEMARKS & LOGOS


The following items constitute part of the above described License Agreement and shall be binding upon the parties to the Agreement.




SEE ATTACHED EXAMPLES






Signed : ________________________ (Eurectec)


Signed : ________________________ (Licensee)



Date of Agreement :  May 20, 1996

                             EURECTEC, Inc.

                              EXHIBIT "D"

           Appendix to the License Agreement between Eurectec

                                  and

                     Atlanta Rubber Recycling, Inc.

                          for the Territory of

                                Florida

LIST OF WARRANTIES attached.

The following Warranties constitute part of the above described License Agreement and shall be binding upon the parties to the Agreement.

a) All CISAP products are guaranteed for twelve (12) months commencing at commissioning date. The guarantee includes the replacement of all parts that are defective or mismanufactured, and covers defects in the machinery operation resulting from such defective parts and/or manufacturing defects.

The guarantee does not include consumable items such as blades, seals, or bearings.

Technical support in the form of personnel from CISAP will be supplied as per paras 3.1 a, b & C., of the Agreement.

b) CISAP guarantees the nominal production capacity of granulators within +/- 10 %. Data is based on the crumbling and granulating of radial, steel belted, truck casings resulting in granules measuring between 0.5 mm and
4.0 mm.

Signed : By /s/ Ehrenfried Liebich (Eurectec)

Signed : By /s/ Giuliano Gasparotto (Licensee)

Date of Agreement : May 20, 1996
EXHIBIT 10.08

MEMORANDUM OF AGREEMENT


made this 2nd day of April 1996

Between:                           Rothbury Engineering Limited
                                   National House, Santon,
                                   Isle of Man, Great Britain

                                   (Licensor hereinafter called ROTHBURY)

                                   of the first part

and                                Eurectec, Inc.
                                   3901 McArthur Boulevard, Suite #200,
                                   Newport Beach, CA 92660


                                   (Licensee hereinafter called EURECTEC)

                                   of the second part

Whereas Licensor has developed

a) a technique for manufacturing different technical rubber products such as floor coverings from scrap rubber without revulcanizing (hereinafter referred to as "Process One") and:

b) a process for giving a mixture of scrap rubber granulates and resins and other additives electric conductive characteristics such as heatable floor coverings (hereafter referred to as "Process Two");

and Whereas EURECTEC wishes to purchase the exclusive WORLDWIDE manufacturing and distribution rights to Process One and Process Two;

Now therefore this agreement witnesseth that in consideration of the sum US $100.00 now paid by EURECTEC to ROTHBURY (receipt which is hereby acknowledged) the parties agree as follows:

1) ROTHBURY hereby gives and grants unto EURECTEC the right and option to license the exclusive Worldwide manufacturing and distribution rights to Process One and Process Two from this date on the following terms:

2) The purchase price shall be in an amount of US $497,547.00 payable by EURECTEC to ROTHBURY as follows:

a)      US $   150,000   advance payment payable upon signing this document

Balance US $   347,547   to be paid as follows:

b)     US $    050,000   on or before July 31, 1996
c)     US $    050,000   on or before September 30, 1996
d)     US $    050,000   on or before November 30, 1996
e)     US $    197,547   balance on or before December 31, 1996

3) It is clearly understood in the event of default by EURECTEC in making payments as specified in clause 2 above that:

i) all payments made by EURECTEC to the date of default shall remain the property of ROTHBURY and shall not be refundable;
ii) EURECTEC shall no longer have exclusive rights as defined in clause 1) above but simply a "non-exclusive" right on a continuing basis;
iii) any and all License agreements entered into by EURECTEC, Inc., a US company to which ROTHBURY intends to assign its licensing rights hereunder shall remain effective and binding and;
iv) ROTHBURY shall have no other recourse against Eurectec with respect to such default.

4) ROTHBURY - upon payment in full by EURECTEC of the advance payment - shall convey to EURECTEC or its nominees all technical information and know-how pertaining to the technology and processes referred to in the first recital to this agreement. At no additional cost ROTHBURY shall on an ongoing basis provide EURECTEC with all relevant technical information and know-how subsequently developed by ROTHBURY with respect to Process One and Process Two.


5) EURECTEC shall have the right to sub-license this technology and any subsequent technology that may be introduced by ROTHBURY to EURECTEC without any royalty payment(s) being made by EURECTEC to ROTHBURY.

6) EURECTEC and its licensees shall be entitled to use the trade name or names registered by ROTHBURY with respect to either the ordinary tile or heating tiles and shall cause all licensees in any country to market the tiles in any event under the same trade name(s).

7) EURECTEC shall have the right to file a patent application in North America and Canada in its own name and extend this patent application to other parts of the world as its sees fit in order to protect its markets.

8) EURECTEC shall cause all manufacturer's of either tile wherever situated in the world to imprint on the back of each tile its name and address and any other marks its deems necessary to protect its patents on these products.

9) EURECTEC shall insert a clause in each agreement it enters into for the licensing of tile rights for any territory, countries or jurisdiction providing that the licensee shall not market the tiles outside the area to which the rights are specifically granted. The clause shall be sufficiently broad in scope to cover marketing and/or distribution directly or indirectly outside such area and shall fix the licensee with the obligation of similarly restricting purchasers of said tiles from marketing the same directly or indirectly outside the prescribed area. EURECTEC shall reserve the right to cancel the manufacturing and distribution rights to the said tiles of any licensed manufacturer in the event its tiles are sold outside the prescribed area.

All EURECTEC licensees shall be bound by these same terms and conditions.

In the event of an outside manufacturer selling or distributing any of said tiles within North America and Canada and EURECTEC electing to take legal action against such manufacturer or any distributor or sales agent thereof then ROTHBURY may be added as a Plaintiff & shall join with EURECTEC in the prosecution of said action at the expense of ROTHBURY. EURECTEC shall have no recourse against ROTHBURY for any such breach of contract said manufacturer.

11) EURECTEC shall be obliged to include a clause in each licensee agreement providing that before the license agreement is effective the licensee must enter into a confidentiality agreement with ROTHBURY and EURECTEC to protect divulgement of the secret proprietary information relating to formula and know-how.

12) This agreement shall be interpreted and construed under the laws of California, United States of America.

13)  Time shall be of the essence of this agreement.

14) This agreement shall inure to the benefit of and bind the parties hereto and their respective successors and assigns.

Signed: By /s/ Ehrenfried Liebich    Signed: By /s/
          -----------------------            -----------------------
Authorized Officer Eurectec, Inc.    Authorized Officer Rothbury Eng. Limited.

23.01

                      CONSENT OF ACCOUNTANT

     I Consent to the use in Form 10-KSB of my report dated December 31, 1996, of the financial statements of The Quantum Group, Inc., dated March 28, 1997, included herein.


/s/ Darrell Schvaneveldt
    -------------------
    Darrell Schvaneveldt
                                     E-25