Form 10QSB
period 1995-12-31
QUANTUM GROUP INC /NV/
filed 1997-05-15
CIK 921450

United States
                Securities and Exchange Commission
                       Washington, DC 20549

                           FORM 10-QSB

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter Ended                      Commission File Number
  March 31, 1997                                0-23812


                     THE QUANTUM GROUP, INC.
      (Exact name of registrant as specified in its charter)

                              NEVADA
  (State or other jurisdiction of incorporation or organization

                            95-4255962
               (I.R.S. Employer Identification No.)

        Park Irvine Center, 14771 Myford Road, Building B
                         Tustin, CA 92780
             (Address of principal executive offices)

                          (714) 508-1470
       (Registrant's telephone number, including area code)



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

            X Yes        No
          ----      ----


State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

   Common stock, par value $.001; 9,456,696 shares outstanding as of May 14, 1997

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See pages F-1 to F-8 attached

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  STATEMENTS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had cash of $7,243 on hand.

The management of the Company made the decision at year end 1992 to concentrate its resources and management efforts on the Company's tire recycling operations. This has been the Company's business since the beginning of 1993. Sales generally take six to eighteen months to complete. Some cash flow is generated by customer deposits and miscellaneous charges when a contract is signed. however, the bulk (generally 80%) of the cash flow is released to the Company when the product is shipped. Contracts often provide for a final payment, generally 10% of the contract amount, to be paid when installation is completed.

Based on the periodic nature of these payments and the ongoing nature of administrative expenses, the Company intends to increase, beginning in 1997, the initial payment made when sales agreements are executed and obtain the full balance when equipment is delivered. In addition, the Company is currently negotiating financing arrangements whereby the letters of credit, opened by equipment purchasers to secure payment of equipment, will be used as collateral for short term borrowing by the Company. The Company believes that the negotiations will be successfully concluded in the second half of 1997 and that the financing arrangements will eliminate many of the cash flow timing problems the Company has experienced in the past.

The Company's unsecured loans received in 1995 and 1996 from German lenders are current and due December 31, 1997. The balance due for rights to technology purchased from Rothbury Engineering Limited is current and final payment is also due December 31, 1997. The Company anticipates the amount due the German lenders and Rothbury will be paid from working capital generated from future period sales.

Although the Company is investigating the possibility of making an offering of common shares to raise capital in the event anticipated sales revenues are not fully realized, to date no agreements or commitments have been made to secure additional capital for the Company.

The license and equipment sales to Atlanta Rubber Recycling, Inc.
are proceeding, however, the Company does not anticipate this agreement will be concluded until June 1997.

The Company's project with Mexico Recycling Technology also is on schedule. During the first quarter of 1997, the Company received revenues and cash flow from the Mexico equipment sales agreement.

Phase 2 of the Mexico contract, worth approximately $1,900,000 is expected to be concluded following the installation of Phase 1 during the third quarter of 1997. The Company also anticipates to sell additional SMS product manufacturing equipment at this time with potential contract value of approximately $1,000,000.

Negotiations for a Phase 3 contract of the Saudi project are continuing. The Company expects to finalize these negotiations in the second half of 1997 with delivery of equipment commencing the first half of 1998.

The Company is proceeding with sales discussions and negotiations with qualified international prospects in Germany, Hungary, The United Kingdom, Ireland, Morocco, Egypt and Syria and domestically with prospects in Nevada, Michigan, New York and Kentucky. As of quarter end, March 31, 1997, no agreements have been finalized. The Company intends to continue pursuing discussions and anticipates one or more of these sales will be signed and sales deposits received in 1997.

In January 1997, the Company entered a license agreement with Nevada Environmental Technologies, Inc., a Nevada corporation, ("Nevada Environmental"). This agreement was finalized on February 28, 1997 and provides license agreements for both SMS and CISAP equipment sales within the state of Nevada. Further, Eurectec also entered an agreement with Nevada Environmental for the sales of CISAP and SMS equipment. Nevada Environmental is licensed to operate a recycling plant in Nevada and desires to operate its plant with the equipment to be provided by Eurectec. The Company accepted 250,000 shares of restricted common stock of Nevada Environmental (valued at $150,000 at the time of the transaction) in exchange for the license agreements. The Eurectec agreement is for equipment configurations of $7,600,000 of which 15% or $1,140,000 cash deposit is due within 180 days of finalizing the licensing agreement with the Company. The balance of $6,460,000 will be paid upon shipment of the equipment, pursuant to a letter of credit. Subsequent to finalizing the license agreement and equipment sales agreement, Nevada Environmental was acquired as a wholly owned subsidiary, by Keystone Energy Services, Inc., a Delaware corporation, ("Keystone") in a share for share exchange. The Company's Nevada Environmental restricted common stock will be exchanged for an equal amount of Keystone restricted common stock. Keystone is currently traded publicly on under the symbol KESE on the NQB Pink Sheets and has made application for trading on the OTC BB.

Subsequent to quarter end, March 31, 1997, the Company entered a Letter of Intent on May 8, 1997, with Waste Resources Reclamation, a Kentucky Limited Liability Company, for the sale and purchase of SMS press equipment with an approximate value of $700,000. The Company anticipates implementation of this project in the third quarter of 1997.

Management believes that proceeds from current equipment sales and licenses fees, together with pending equipment sales and license fees will provide adequate capital and liquidity to meet the Company's needs for 1997.


RESULTS OF OPERATIONS

During the first quarter of 1997, the Company's net cash generated by operations was $2,712, compared to cash generated of $526,589 during the first quarter of 1996. In the comparable 1996 quarter, the Company had an increase of customer deposits of $404,446 and the utilization of deposits on inventory of $424,820, partially off set by an increase in accounts receivable of $202,359, and reductions in accrued expenses and accounts payable of $80,194, and $66,565 respectively. This activity resulted from the delivery of Phase one of the Saudi Project. During the first quarter of 1997, the Company received the first revenues and cash flow from the Mexico contract, however this was only 24% of the prior year receipts. This large difference is solely the result of the timing of the shipments (and therefore receipt of revenue) on large projects and is not indicative of a declining trend in revenue or in Company activity.

The Company generated a profit of $9,989 in the quarter ended March 31, 1997 compared to a profit of $84,976 in 1996. This is also because of the Saudi project shipment (and subsequent income receipt) last year.

Accounts receivable of $204,522 are the same as year end 1996. The Company anticipates that the collection of the final payment of phase two of the Saudi contract ($184,522) will be received during the second quarter of 1997.

Inventory increased during the first quarter of 1997 by $23,457. This increase is in materials for the tile production machine. $12,000 of the inventory increase was paid in cash, with the balance of $11,457 going to accounts payable and accounting for almost all of the $11,639 increase in current year accounts payable.

1996 Investing Activities consisted solely of the sale of the Company's residential property in Miami, Florida, during the first quarter of 1996. No comparable transaction occurred in the current year.

Financing activity in the three months ended March 31, 1997
consisted of a decrease in advances from officers of $2,071 compared to an increase of $23,000 in 1996, In 1996 the Company paid off the mortgage on the sale of the residential property and paid off the vehicle note. There were no comparable transactions in the three months ended March 31, 1997.


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997, AND THE THREE MONTHS ENDED MARCH 31, 1996.

The Company generated revenue of $186,561 during the three months ended March 31, 1997. Revenue of $781,549 was generated in the same period of the prior year. As discussed earlier, the 1996 revenue reflects the shipment of part one of the Saudi Project. The 1997 revenue is for management services on the beginning of the Mexico contract. The differences in revenue for the two periods is the result of the timing of shipments of large contracts and is not indicative of a downturn in revenue or Company activities.

Commission expense of $70,000 was recognized on a completed Saudi sale in 1996. Commissions of $37,000 were paid during the three months ended March 31, 1997, but treated as prepaid as they relate to the equipment portion of the Mexico contract. These commissions will be expensed at the time the sale revenue is recognized. The Company anticipates delivery of the above equipment and recognition of the revenue during the third quarter of 1997.

Depreciation expense increase from $2,604 to $10,978 due to the purchase in 1996 of the SMS press equipment.

Rental expense increased in the current quarter compared to the same quarter in 1996 due to the Company's move during last year to larger quarters. Office and Administrative expenses declined during the 1997 quarter. These expenses had been higher in 1996 due to the Saudi project.

Interest expenses increased because of the financing of the SMS press equipment.

Minority Interest expense of $2,423 for the three months ended
March 31, 1997  is less than the $17,378 for the quarter ended
March 31, 1996, because of the lower profit .
                     THE QUANTUM GROUP, INC.
                                &
                           SUBSIDIARIES

                       FINANCIAL STATEMENTS


                Three Months Ended March 31, 1997
                Three Months Ended March 31, 1996

                          THE QUANTUM GROUP, INC.                        (F-1)
                              BALANCE SHEETS
                                (UNAUDITED)

                                               MARCH       MARCH     DECEMBER
                                            31, 1997    31, 1996     31, 1996
                                          ----------- -----------  -----------
     ASSETS

CURRENT ASSETS
  Cash                                    $    7,243  $  644,134   $    6,602
  Accounts Receivable                        204,522     382,322      204,522
  Inventory                                  514,036     490,579      490,579
  Loan Receivable                                  0      38,750            0
  Note Receivable                                  0      34,500            0
                                          ----------- -----------  -----------

  Total Current Assets                       725,801   1,590,285      701,703

PROPERTY & EQUIPMENT
  Furniture & Fixtures                         8,751       8,840       10,651
  Residential Property                             0           0            0
  Vehicles                                         0       1,499            0
  Equipment                                  160,346           0      170,144
                                          ----------- -----------  -----------
     Total Property & Equipment              169,097      10,339      180,795

OTHER ASSETS
  Cash Pledged                                 5,122           0        5,122
  Note Receivable                                  0     310,500            0
  Securities                                       0       6,250            0
  License Rights                             451,939           0      464,377
  Deposit                                      3,281         661        3,281
  Tax Benefit Deferred                            80           0           80
  Prepaid Commission                          37,008      67,415            0
                                          ----------- -----------  -----------
     Total Other Assets                      497,430     384,826      472,860
                                          ----------- -----------  -----------
     TOTAL ASSETS                         $1,392,328  $1,985,450   $1,355,358
                                          =========== ===========  ===========

                          THE QUANTUM GROUP, INC.                        (F-2)
                        BALANCE SHEETS -Continued-
                                (UNAUDITED)

                                               MARCH       MARCH     DECEMBER
                                            31, 1997    31, 1996     31, 1996
                                          ----------- -----------  -----------
  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued Expenses                         $ 146,849  $  146,662   $  158,822
  Accounts Payable                           216,971     409,814      205,332
  Due Officers                               149,081      81,701      151,152
  Customer Deposits                           23,860     648,920            0
  Franchise Tax Payable                        2,423       8,900            0
  Capitalized Leases                               0      16,741            0
  Current Maturities                         785,197           0      785,197
                                          ----------- -----------  -----------
     Total Current Liabilities             1,324,381   1,312,738    1,300,503

LONG TERM LIABILITIES
  Note Payable - Machinery                   170,519           0      170,519
  Note Payable - Technology                  347,547           0      347,547
  Note Payable                               267,131     273,158      267,131
  Less Current Maturities                   (785,197)          0     (785,197)
                                          ----------- -----------  -----------

    Total Long Term Liabilities                    0     273,158            0

Minority Interest in Subsidiary               87,842     125,215       84,739

STOCKHOLDERS' EQUITY
  Common Stock 50,000,000 Shares
     Authorized 9,456,696 Shares
     Outstanding                               9,457       9,457        9,457
  Paid In Capital                          1,678,363   1,678,363    1,678,363
  Accumulated Deficit                     (1,707,715) (1,413,481)  (1,717,704)
                                          ----------- -----------  -----------

     Total Stockholders' Equity              (19,895)    274,339      (29,884)

     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                 $1,392,328  $1,985,450   $1,355,358
                                          =========== ===========  ===========

                          THE QUANTUM GROUP, INC.                        (F-3)
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                                 THREE       THREE       TWELVE
                                                MONTHS      MONTHS       MONTHS
                                                 ENDED       ENDED        ENDED
                                                 MARCH       MARCH     DECEMBER
                                              31, 1997    31, 1996     31, 1996
                                            ----------- -----------  -----------
REVENUE
  Equipment Sales                           $  186,263  $  781,549   $2,872,679
  License Sales                                      0           0       35,000
  Other                                            298           0            0
                                            ----------- -----------  -----------
     Total Revenues                         $  186,561  $  781,549   $2,907,679

COST OF SALES                                        0     457,813    1,895,468
                                            ----------- -----------  -----------
     Gross Profit                              186,561     323,736    1,012,211

EXPENSES
  Commission                                         0      70,000      195,077
  Depreciation                                  10,978       2,604       22,926
  Amortization                                  12,439           0       33,169
  Travel                                        14,069       5,598       67,586
  Professional Fees                                  0           0       68,147
  Office                                        14,179      20,434       21,546
  Rent & Utilities                              24,648      14,227       83,103
  Administration Expenses                       18,578      37,579       87,283
  Consulting Fees                               57,916      75,607      265,375
  Interest                                      18,239      11,282       88,161
  Accounts Receivable Written Off                    0           0      376,931
  Foreign Currency Translation                       0           0       (6,344)
                                            ----------- -----------  -----------
     Total Expenses                            171,046     237,331    1,302,960
                                            ----------- -----------  -----------

     Net Profit or (Loss)
     from Operations                            15,515      86,405     (290,749)

                          THE QUANTUM GROUP, INC.                       (F-4)
                    STATEMENT OF OPERATIONS -Continued-
                                (UNAUDITED)

                                                 THREE       THREE       TWELVE
                                                MONTHS      MONTHS       MONTHS
                                                 ENDED       ENDED        ENDED
                                                 MARCH       MARCH     DECEMBER
                                              31, 1997    31, 1996     31, 1996
                                            ----------- -----------  -----------
OTHER INCOME & (EXPENSES)
  Interest Income                                    0           0          122
  Gain of Sale of Residence                          0           0       38,327
  Loss on Investment                                 0           0       (6,250)
  Income - Capital Lease                             0      24,850       16,741
                                            ----------- -----------  -----------
     Total Other Income & (Expenses)                 0      24,850       48,940

     Profit or (Loss)                           15,515     111,255     (241,809)

TAXES & MINORITY INTEREST
  Minority Interest                             (3,103)     (8,900)      12,989
  Provision for Taxes &                         (2,423)    (17,379)           0
                                            ----------- -----------  -----------
     Minority Interest                          (5,526)    (26,279)      12,989
                                            ----------- -----------  -----------
     Net Profit or (Loss) After
     Tax & Minority Interest                $    9,989  $   84,976   $ (228,820)
                                            =========== ===========  ===========

     Net Profit or (Loss) Per Share         $     0.00  $     0.01   $     (.02)

     Weighted Average Shares
     Outstanding                             9,456,696   9,456,696    9,456,696

                          THE QUANTUM GROUP, INC.                        (F-5)
                     STATEMENT OF SHAREHOLDERS' EQUITY
                                (UNAUDITED)
                  From January 1, 1994 to March 31, 1997


                                       COMMON STOCK        PAID IN  ACCUMULATED
                                   SHARES       AMOUNT     CAPITAL      DEFICIT
                            ---------------------------------------------------
Balance,
December 31, 1993               9,444,696      $ 9,445  $1,664,775    $(693,770)

Shares Issued for
Commission in Lieu
of Cash                            12,000           12      11,988

Loss for the
Year Ended
December 31, 1994                                                      (170,419)
                            ---------------------------------------------------

Balance,
December 31, 1994               9,456,696        9,457   1,676,763     (864,189)
                            ---------------------------------------------------

Loss for the
Year Ended
December 31, 1995                                                      (624,695)
                            ---------------------------------------------------

Balance,
December 31, 1995               9,456,696        9,457   1,676,763   (1,488,884)


Contributed Capital                                          1,600

Loss for the
Year Ended
December 31, 1996                                                      (228,820)
                            ---------------------------------------------------

Balance,
December 31, 1996               9,456,696        9,457   1,678,363   (1,717,704)

Profit for the
Quarter Ended
March 31, 1997                                                            9,989
                            ---------------------------------------------------
Balance,
March 31, 1997                  9,456,696      $ 9,457  $1,678,363  $(1,707,715)
                            ===================================================

                          THE QUANTUM GROUP, INC.                        (F-6)
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                 THREE       THREE       TWELVE
                                                MONTHS      MONTHS       MONTHS
                                                 ENDED       ENDED        ENDED
                                                 MARCH       MARCH     DECEMBER
                                              31, 1997    31, 1996     31, 1996
                                            ----------- -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Profit (Loss)                         $    9,989  $   84,976   $ (228,820)
  Adjustments to Reconcile Net
   Profit Or (Loss) to Net Cash
     Write off Investment                            0           0        6,250
     Write Off Loan Receivable                       0           0       38,750
     Write Off Long Term Receivable                  0           0      338,181
     Amortization & Depreciation                24,135       2,602       56,095
     Foreign Currency Remeasurement                  0           0       (6,344)
     Non Cash Income                                 0           0      (16,741)
     Minority Interest                           3,103      17,378      (12,989)
  Changes in Operating Assets &
   Liabilities
     (Increase) Decrease in Accounts
      Receivable                                     0    (202,359)     (24,559)
     (Increase) Decrease in Inventory          (23,457)          0            0
     (Increase) in Deposit on Inventory              0     424,820      424,820
     Decrease (Increase) in Long Term
      Accounts Receivable                            0           0            0
     (Increase) Decrease in Loan
      Receivable                                     0           0            0
     (Increase) in Prepaid Commissions         (37,008)    (67,415)           0
     (Increase) Decrease in Deposits                 0           0       (3,281)
     (Increase) Decrease in Notes
      Receivable                                     0           0            0
     Increase (Decrease) in Accrued
      Expenses                                 (11,973)    (80,194)     (68,034)
     Increase (Decrease in Accounts
      Payable                                   11,639     (66,565)    (271,047)
     Increase (Decrease in Tax Payable           2,423       8,900            0
     Increase (Decrease) in Customer
      Deposit                                   23,860     404,446     (244,464)
     Increase in Cash Pledged                        0           0       (5,122)
     Rounding                                        1           0           (3)
                                            ----------- -----------  -----------

     Net Cash Generated (Used) by
     Operating Activities                        2,712     526,589      (17,308)
                                            ----------- -----------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment                              0           0     (182,295)
  Purchase of License Rights                         0           0     (497,547)
  Sale of Residential Property                       0     236,586      252,532
  Purchase of Furniture                              0           0      (11,086)
                                            ----------- -----------  -----------
     Net Cash Provided (Used) by
     Investing Activities                            0     236,586     (438,396)

                          THE QUANTUM GROUP, INC.                        (F-7)
                   STATEMENTS OF CASH FLOWS -Continued-
                                (UNAUDITED)

                                                 THREE       THREE       TWELVE
                                                MONTHS      MONTHS       MONTHS
                                                 ENDED       ENDED        ENDED
                                                 MARCH       MARCH     DECEMBER
                                              31, 1997    31, 1996     31, 1996
                                            ----------- -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of Long Term Debt                          0    (165,000)    (169,781)
  Increase (Decrease) in Notes Payable               0      (4,781)     511,896
  Increase (Decrease) in Amounts Due
   Officers                                     (2,071)     23,000       92,451
  Contributed Capital                                0       1,600        1,600
                                            ----------- -----------  -----------

     Net Cash Provided by Financing
     Activities                                 (2,071)   (145,181)     436,166

     Increase (Decrease) in Cash                   641     617,994      (19,538)

     Cash at Beginning of Period                 6,602      26,140       26,140
                                            ----------- -----------  -----------

     Cash at End of Period                  $    7,243  $  644,134   $    6,602
                                            =========== ===========  ===========

                          THE QUANTUM GROUP, INC.                       (F-8)
                       Notes to Financial Statements


NOTE #1 - STATEMENT PREPARATION

     The Company has prepared the accompanying financial statements with interim financial reporting requirement promulgated by the Securities and
Exchange Commission.   The information furnished reflects all adjustments
which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 10-K report.




                        PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) Exhibits

               27   Financial Data Schedule

          (B) Reports on Form 8-K

               No reports on Form 8-K were filed, or required to be filed, during the quarter ended March 31, 1997.



















                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                          The Quantum Group, Inc.



May 15, 1997                              /S/ Ehrenfried Liebich
                                          -------------------------
                                              Ehrenfried Liebich
                                              Chairman of the Board,
                                              President, and
                                              Chief Executive Officer




May 15, 1997                             /S/  John F. Pope
                                         ---------------------------
                                              John F. Pope
                                              Vice President, Finance
                                              Chief Accounting Officer