Form 10QSB/A
period 1996-09-30
QUANTUM GROUP INC /NV/
filed 1997-06-04
CIK 921450

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB/A

                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended                             Commission File Number
  SEPTEMBER 30, 1996                                   0-23812

                            THE QUANTUM GROUP, INC.
            (Exact name of registrant as specified in its charter)

                                    NEVADA
                                    -------
         (State or other jurisdiction of incorporation or organization

                                  95-4255962
                     (I.R.S. Employer Identification No.)

                          PARK IRVINE BUSINESS CENTER
                         14771 MYFORD ROAD,  BLDG. B.
                               TUSTIN, CA, 92780

                   (Address of principal executive offices)

                                (714)-508-1475
             (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12 (b) of the Act:

                                     None
                                     ----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X  Yes       No
          -----          -----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

          Common stock, par value $.001; 9,456,696 shares outstanding as of November 15, 1996

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See pages F-1 to F-8 attached

The attached financial statements are unaudited. However, management believes that any and all adjustments necessary, have been made to insure that they are not misleading.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had cash of $25,767 on hand.

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

During the nine months ended September 30, 1996, the Company's net cash generated from operations was $55,148 compared to cash utilized of $4,992 in the same period of 1995. This is due to the a number of factors within the accounting for cash format. The Company wrote off it's Accounts Receivable from the Canadian licensee during the three months ended June 30, 1995, this results in an addition to operating loss and a "source" of funds which are practically offsetting. Additionally, the effect of the write off in decreasing minority interest becomes a "use" of funds which is offset by the increase in accounts payable which was the Company's cash flow source for the period. The write off was a total of $882,498, the net loss for the three months ended June 30, 1995 was $814,792.

In the nine months ended September 30, 1996, Receivables increased $400,421, due
primarily to the addition of retainage on projects   shipped.  Accounts payable
in the nine months ended September 30, 1996 decreased by $176,500 and accrued expenses deceased $45,759 compared to increases of $178,096 and $30,000 respectively, in the nine months ended September 30, 1995

The Company purchased a license for tile manufacturing for $497,547, $144,000 of which was cash.

Customer deposits were applied to purchases resulting in only a minor change $488. The utilization of deposits on inventory of $424,829 partially offset the cash outflows.

Investing Activities consisted of the proceeds from the sale of the Company's residential property in Miami, Florida, during the first quarter, and the purchase furniture and fixtures of $11,089 in the third quarter of 1996. This purchase was of telephone and computer equipment for the new office. The purchase of the license for tile manufacturing is included in Investment Activities as it is a depreciable asset.

Financing activity in the nine months ended September 30, 1996 consisted of cash sources from an advances from officers of $31,1620 and $1,600 from contributed capital. The note portion of the purchase of the tile manufacturing license was $353,547. Cash was utilized in the payoff of the mortgage on the sale of the Company's Miami property ($165,000) and the payoff of the vehicle note ($4,781). During the nine months ended September 30, 1995, financing activity consisted of an increase in the amounts due offices of $9,365 reduced by a pay down of $1,300 on the vehicle note.


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

Depreciation expense of $3,159 is only slightly less than the comparable period last year because of the sale of the residential property in the prior quarter, offset by adding depreciation for the furniture and fixtures purchased during the third quarter of 1996. Amortization expense of $12,439 in the current quarter is due to the signing of the tile license agreement. This agreement is perpetual, but is being amortized over a ten year period. Management believes that ten years is the useful life of the technology. No such charge was made in the prior year.

Travel Expense ($26,122 vs. $7,730), Office Expense ($19,312 vs. $986),
Administrative Expense ($23,247 vs. $9,488) and Consulting Fees ($62,377 vs. $51,803) all increased in the quarter ended September 30, 1996 as compared with the same quarter 1995. This increase is do to an increased level of sales activity in the existing product line and addition activities due to starting the tile molding activities.

In the second quarter of 1995, Accounts Receivable in the amount of $882,498 were written off. No write offs were incurred in the current year.

Minority Interest is a charge of $52,493 in the third quarter of 1996, which compares to a credit of $13,241 for the same quarter of 1995 because of the profit in 1996 rather than the loss for the same quarter 1995.

Tax expense of $23,345 is provided in the third quarter of 1996. This provision is for state taxes only, as California does not have loss carry back provisions similar to federal tax rules. No provision was made in 1995 due to the loss.

Comparison of the nine months ended September 30, 1996, and the nine months ended September 30, 1995

Revenues for the nine months ended September 30, 1996 are $1,697,149 compared to $57,201 in the comparable 1995 period. This is due to the delivery of Eurectec, Inc., Equipment to Saudi in 1996, and the sale of a license in Florida. The cost of goods sold is larger in 1996 for the same reason.

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

                            THE QUANTUM GROUP, INC.
                                       &
                                 Subsidiaries


                             FINANCIAL STATEMENTS














             Three Months and Nine Months ended September 30, 1996 Three Months and Nine Months Ended September 30, 1995

                          THE QUANTUM GROUP, INC.                        (F-1)
                              BALANCE SHEETS
                                (UNAUDITED)

                                          SEPTEMBER     SEPTEMBER      DECEMBER
                                           30, 1996      30, 1995      31, 1995
                                        ------------  ------------  ------------
     ASSETS

CURRENT ASSETS
 Cash                                       $25,767        $3,895       $26,140
 Accounts Receivable                        580,384        76,896       179,963
 Inventory                                  490,579       503,479       490,579
 Deposit on Inventory                             0       424,820       424,820
 Note Receivable                             83,960             0        83,960
                                        ------------  ------------  ------------
     Total Current Assets                 1,180,690     1,009,090     1,205,462

PROPERTY & EQUIPMENT
 Furniture & Fixtures                        15,363        12,780        10,693
 Residential Property                             0       236,519       236,586
 Vehicles                                       299         2,996         2,248
                                        ------------  ------------  ------------

     Total Property & Equipment              15,662       252,295       249,527

OTHER ASSETS
 Accounts Receivable                        254,221             0       254,221
 Loan Receivable                             38,750        38,750        38,750
 Securities                                   6,250         6,250         6,250
 License Rights                             476,816             0             0
 Deposit                                        661           660           661
 Prepaid Commissions                         67,415       273,500             0
 Tax Benefit Deferred                            80             0            80
                                        ------------  ------------  ------------
     Total Other Assets                     844,193       319,160       299,962
                                        ------------  ------------  ------------
     TOTAL ASSETS                       $ 2,040,545   $ 1,580,545   $ 1,754,951
                                        ============  ============  ============


/TABLE

                          THE QUANTUM GROUP, INC.                        (F-2)
                              BALANCE SHEETS
                                (UNAUDITED)

                                          September     September      DECEMBER
                                           30, 1996      30, 1995      31, 1995
                                        ------------  ------------  ------------
   LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accrued Expenses                          $181,127      $120,277      $226,886
 Accounts Payable                           299,879       703,692       476,379
 Due Officers                                89,863       137,966        58,701
 Customer Deposits                          243,986       488,938       244,474
 Franchise Tax Payable                       23,345             0             0
 Capitalized Leases                          16,741        16,741        16,741
 Current Maturities                         266,871         1,964       268,835
                                        ------------  ------------  ------------
   Total Current Liabilities              1,121,812     1,469,578     1,292,016

LONG TERM LIABILITIES
 Note Payable                               620,418             0       266,871
 Vehicle Note Payable                             0         5,478         4,781
 Mortgage Payable                                 0       165,000       165,000
 Less Current Maturities                   (266,871)       (1,964)     (268,835)
                                        ------------  ------------  ------------
   Total Long Term Liabilities              353,547       168,514       167,817

Minority Interest in Subsidiary             133,542        58,384        97,782

STOCKHOLDERS' EQUITY
 Common Stock, 50,000,000
  shares authorized
  9,456,696 shares
  outstanding in 1996 & 1995                  9,457         9,457         9,457
 Paid In Capital                          1,678,363     1,676,763     1,676,763
 Accumulated Deficit                     (1,256,176)   (1,802,151)   (1,488,884)
                                        ------------  ------------  ------------

   Total Stockholders Equity                431,644      (115,931)      197,336
                                        ------------  ------------  ------------
   TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                 $ 2,040,545   $ 1,580,545   $ 1,754,951
                                         ===========  ============  ============


                              THE QUANTUM GROUP, INC.                    (F-3)
                              STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                             Three       Nine      Three       Nine      Twelve
                            Months     Months     Months     Months      Months
                             Ended      Ended      Ended      Ended       Ended
                         September  September  September  September    December
                          30, 1996   30, 1996   30, 1995   30, 1995    31, 1995
                         ---------- ---------- ---------- ----------  ----------
REVENUE
 Equipment Sales        $1,662,149 $2,443,698 $   19,401 $   57,201  $2,679,790
 License Sales              35,000     35,000          0          0           0
                         ---------- ---------- ---------- ----------  ----------
 Total Revenues          1,697,149  2,478,698     19,401     57,201   2,679,790

COST OF SALES            1,046,223  1,504,036     21,239     21,239   1,688,947
                         ---------- ---------- ---------- ----------  ----------
 Gross Profit              650,926    974,662     (1,838)    35,962     990,843

EXPENSES
 Commission                 47,936    117,936          0          0     329,960
 Depreciation                3,159      8,367      3,384     10,152      14,342
 Amortization               12,439     20,731          0          0           0
 Taxes                           0          0          0          0           0
 Travel                     26,122     66,778      7,730     19,232      45,468
 Professional Fees               0     10,000      5,000     11,000      46,925
 Office                     19,312     56,095        986      3,351      23,846
 Rent & Utilities           28,689     59,144      6,827     31,868      57,221
 Administration Expenses    23,247    112,258      9,488     50,707      69,301
 Consulting Fees            62,377    224,698     51,803    146,295     164,178
 Interest                   10,205     31,692      5,667     17,655      69,617
 Accounts Receivable
  Write Off                      0          0          0    882,498     953,634
 Foreign Currency
  Translations                   0          0          0          0         532
                         ---------- ---------- ---------- ----------  ----------
 Total Expenses            233,486    707,699     90,885  1,172,758   1,775,024
                         ---------- ---------- ---------- ----------  ----------
 Net Profit of (Loss)
 From Operations           417,440    266,963    (92,723)(1,136,796)   (784,181)


                               THE QUANTUM GROUP, INC.          (F-4)
                              STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                             Three       Nine      Three       Nine      Twelve
                            Months     Months     Months     Months      Months
                             Ended      Ended      Ended      Ended       Ended
                         September  September  September  September    December
                          30, 1996   30, 1996   30, 1995   30, 1995    31, 1995
                         ---------- ---------- ---------- ----------  ----------
OTHER INCOME & (EXPENSES)
 Sale of Securities
  Previously Written
  Off                            0          0          0     12,500      12,500
 Asset Abandonment               0          0          0    (10,500)    (10,500)
 Gain on Sale of Asset           0     24,850          0          0           0
                         ---------- ---------- ---------- ----------  ----------
 Total Other Income
 & Expenses                      0     24,850          0      2,000       2,000

 Profit or (Loss)          417,440    291,813    (92,723)(1,134,796)   (782,181)

 Minority Interest          52,493     35,760    (13,241)   162,049     122,621
 Provisions for Taxes
  - Current                 23,345     23,345          0     34,785      34,785
 Provisions for Taxes
  - Deferred                     0          0          0          0          80
 Provision for Taxes &   ---------- ---------- ---------- ----------  ----------
  Minority Interest         75,838     59,105    (13,241)   196,834     157,486
 Net Profit or (Loss)
 After                   ---------- ---------- ---------- ----------  ----------
 Tax and Minority
 Interest                 $341,602   $232,708   ($79,482) ($937,962)  ($624,695)
                         ========== ========== ========== ==========  ==========
 Net Profit or (Loss)
  Per Share                  $0.04      $0.02     ($0.01)    ($0.10)     ($0.07)

 Weighted Average
  Shares Outstanding     9,456,696  9,456,696  9,456,696  9,456,696   9,456,696

 Diluted Net Profit
 Per Share                     N/A        N/A        N/A        N/A          N/A

 Weighted Average
 Shares and Options
 Outstanding                   N/A        N/A        N/A        N/A         N/A




                            THE QUANTUM GROUP, INC.                    (F-5)
                         STATEMENT OF SHAREHOLDERS' EQUITY
                       January 1, 1993 to September 30, 1996

                                  COMMON STOCK          PAID IN    ACCUMULATED
                              SHARES     AMOUNT         CAPITAL        DEFICIT
                        -------------------------------------------------------
Balance,
January 1, 1993                 8,506,090   $ 8,506  $ 958,637     $ (960,162)


Shares Issued for
Cash                              938,606       939    227,817

Sale of Shares by
Subsidiary
(Eurectec, Inc.)                                       478,321

Profit for the
Year Ended
December 31, 1993                                                     266,392
                        ------------------------------------------------------
Balance,
December 31, 1993               9,444,696     9,445  1,664,775       (693,770)

Shares Issued for
Commission in Lieu
of Cash                            12,000        12     11,988

Loss for the
Year Ended
December 31, 1994                                                    (170,419)
                         ------------------------------------------------------
Balance,
December 31, 1994               9,456,696     9,457  1,676,763       (864,189)

Loss for the
Year Ended
December 31, 1995                                                    (624,695)
                         ------------------------------------------------------
Balance,
December 31, 1995               9,456,696     9,457  1,676,763     (1,488,884)

Contributed Capital                                      1,600

Profit for the Nine
Months Ended
September 30, 1996                                                    232,708
                          -----------------------------------------------------

Balance,
September 30, 1996              9,456,696    $9,457 $1,678,363    $(1,256,176)
                          =====================================================


                          THE QUANTUM GROUP, INC.                        (F-6)
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                Nine         Nine        Year
                                               Ended        Ended       Ended
                                           September    September    December
                                            30, 1996     30, 1995    31, 1995
                                          -----------  ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Profit (Loss)                          $232,708    ($937,962)  ($624,695)
 Adjustments to reconcile net profit
 or (loss) to net cash:
  Amortization & Depreciation                 29,098       11,574      14,342
  Non Cash Expenses                                0            0           0
  Gain on Sale of TSI Stock                        0            0     (12,500)
  Loss On Abandonment of Asset                     0       10,500      10,500
  Minority Interest                           35,760     (132,049)   (122,621)
Changes in Operating Asset &
Liabilities
 (Increase) Decrease in Accounts
  Receivable                                (400,421)     556,249     453,182
 (Increase) Decrease in Inventory                  0            0      12,900
 (Increase) in Deposit on Inventory          424,820            0           0
 Decrease (Increase) in Long Term
  Accounts Receivable                              0      326,249     (11,932)
 (Increase) Decrease in Loan
  Receivable                                       0        7,816       7,816
 (Increase) Decrease in Prepaid
  Insurance                                        0          984         984
 (Increase) in Prepaid Commissions           (67,415)           0     273,500
 (Increase) Decrease in Deposits                   0        8,336       8,335
 Increase (Decrease) in Accrued
  Expenses                                   (45,759)           0     136,579
 Increase (Decrease) in Accounts
  Payable                                   (176,500)     178,096     (49,217)
 Increase (Decrease) in Tax Payable           23,345      (34,785)    (34,785)
 Increase in Customer Deposits                  (488)           0    (244,464)
 (Increase) in Taxes Payable -
  Deferred                                         0            0         (80)
                                          -----------  ----------- -----------
    Net Cash Generated (Used) by
    Operating Activities                      55,148       (4,992)   (182,156)
                                          -----------  ----------- -----------


                          THE QUANTUM GROUP, INC.                        (F-7)
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                 Continued

                                                Nine         Nine
                                              Months       Months        Year
                                               Ended        Ended       Ended
                                           September    September    December
                                            30, 1996     30, 1995    31, 1995
                                          -----------  ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Gross Proceeds from Sale of TSI
  Stock                                            0            0      12,500
 Sale of Residential Property                236,586            0           0
 Purchase of Furniture                       (11,089)           0           0
 Purchase of License Rights                 (497,547)           0           0
                                          -----------  ----------- -----------
  Net Cash Provided (Used) by
  Investing Activities                      (272,050)           0      12,500

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of Long Term Debt                         0       (1,300)     (1,997)
 Increase (Decrease) in Notes Payable        353,547            0     266,871
 Increase (Decrease) in Mortgage
  Payable                                   (165,000)           0           0
 Increase (Decrease) in Vehicle Note
   Payable                                    (4,781)           0           0
 Increase (Decrease) in Amounts Due
  Officers                                    31,163        9,365     (69,900)
 Contributed Capital                           1,600            0           0
                                          -----------  ----------- -----------
  Net Cash Provided by
  Financing Activities                       216,529        8,065     194,974
                                          -----------  ----------- -----------
  Increase (Decrease) in Cash                   (373)       3,073      25,318

  Cash at Beginning of Period                 26,140          822         822
                                          -----------  ----------- -----------
  Cash at End of Period                      $25,767       $3,895     $26,140
                                          ===========  =========== ===========

                       THE QUANTUM GROUP, INC.(F-8)
                       Notes to Financial Statements


NOTE #1 - STATEMENT PREPARATION

     The Company has prepared the accompanying financial statements with interim financial reporting requirement promulgated by the Securities and
Exchange Commission.   The information furnished reflects all adjustments
which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 10-K report.

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


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                          The Quantum Group, Inc.


                                        /s/ Ehrenfried Liecich
          November 15, 1996             _________________________
          (Revised May 22, 1997)        Ehrenfried Liebich
                                        Chairman of the Board,
                                        President, and
                                        Chief Executive Officer



                                        /s/ John F. Pope
          November 15, 1996             _________________________
          (Revised May 22, 1997         John F. Pope
                                        Vice President, Finance
                                        Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                          The Quantum Group, Inc.



          November 15, 1996             /S/ Ehrenfried Liebich
          (Revised May 22, 1997)        ----------------------------
                                        Ehrenfried Liebich
                                        Chairman of the Board,
                                        resident, and
                                        Chief Executive Officer




          November 15, 1996             /S/  John F. Pope
          (Revised May 22, 1997)        ----------------------------
                                        John F. Pope
                                        Vice President, Finance
                                        Chief Accounting Officer


















