Form 10KSB
period 1992-12-31
QUANTUM GROUP INC /NV/
filed 1997-07-01
CIK 921450

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1992


Commission file number 0-13597

                               ASDAR GROUP
          (Exact name of registrant as specified in its charter)

     Nevada                                  88-0195105
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

     2124 Glasgow Avenue
     Cardiff, California                       92007
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (619) 792-7300

Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.001 par value
                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
      Yes        No    X
          ------    ------
     As of March 30, 1993 (the required filing date of this report), although the ("Bulletin Board"), Registrant's Common Stock was quoted on the NASDAQ, the Common Stock was not the subject of any meaningful trading in the over-the-counter market. Accordingly, the Registrant does not believe there is a determinable market value for its outstanding shares of Common Stock as of such date. The number of shares outstanding of the Registrant's $.001 par value Common Stock as of March 30, 1993 was 49,949,915.

     Documents Incorporated by Reference:  None

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                  PART I

THIS REPORT ON FORM 10-K IS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1992, HOWEVER THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN JUNE 1997. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 1992, THE REQUIRED FILING DATE OF THE REPORT.

Item 1.   BUSINESS.

     (a)  GENERAL DEVELOPMENT OF BUSINESS

     ASDAR Group (the "Company") was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. In April 1985, the Company conducted an initial public offering of its securities pursuant to a Registration Statement on Form S-18.

     In 1987, the Company announced its Registration Distribution Program ("RDP"). The RDP was designed to assist privately-owned companies in becoming publicly-held. In exchange for financial consulting and other services, the Company's RDP clients issued to the Company shares of common stock and common stock purchase warrants, some or all of which were to be subsequently registered by the client with the Securities and Exchange Commission ("SEC") in order to facilitate the public distribution of those securities by the Company to its shareholders. Subsequently, the client would attempt to raise equity capital from the exercise of the common stock purchase warrants.

     In 1988, the SEC and the National Association of Securities Dealers, Inc. ("NASD") reviewed the RDP and insisted on certain changes to the program which reduced the overall benefits and incentives to the Company. As a result of the SEC and NASD review, the Company determined it was impracticable to continue the RDP and discontinued all efforts in this business venture in 1990.

     From 1990 to the filing of this report in March 1997, the Company has conducted no business operations other than the pursuit of a reverse acquisition or merger with an active business operation interested in restructuring itself as a publicly-held company and the defense of certain federal litigation.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Inapplicable.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

     See Item 1(a) above. Since 1990, the Company has had no employees other than the members of management identified in Part III, Item 10 of this report.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     Inapplicable.

Item 2.   PROPERTIES.

     The Company's offices are presently located in the residence of its Secretary. The Company's Secretary does not charge the Company any rent or overhead for its use of his residence or utilities.

Item 3.   LEGAL PROCEEDINGS.

     As of the date of this report, the Company is a defendant in a Class Action Lawsuit alleging Securities fraud by Phillip Sindler, it former President and the Company.

     In 1995, the Plaintiffs in that Action obtained a judgement against the Company in the amount of $2,500,000. In June 1996, the Company's Secretary negotiated a Settlement whereby the Plaintiffs released the Company in consideration of the payment of $150,000 to the class and the issuance of 50,000 (post 1 for 100 reverse stock split) shares to the Plaintiff. In August 1996, this transaction was approved by San Diego Superior Court Judge Terry O'Rourke and was finalized in March 1997. As a result of this settlement the Company no longer has a judgement against it.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Inapplicable.


                                  PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     (a)  MARKET INFORMATION.

          Management of the Company believes that its Common Stock has not been traded in any meaningful amount from, at least, 1990 to the date of this report.

     (b)  HOLDERS.

          The approximate number of holders of the outstanding shares of the Company's Common Stock as of December 31, 1996 is 1,500.

     (c)  DIVIDENDS.

          The Company has never declared or paid any dividends on its common stock. The Company does not intend to declare or pay any dividends in the foreseeable future.

Item 6.   SELECTED FINANCIAL DATA.

     Inapplicable.  See Item 8 - Financial Statements and Supplementary
Data.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company was formed under the laws of the State of Nevada on November 29, 1983 under the name Venture Group, Inc. In April 1985, the Company conducted an initial public offering of its securities pursuant to a Registration Statement on Form S-18.

     In 1987, the Company announced its Registration Distribution Program ("RDP"). The RDP was designed to assist privately-owned companies in becoming publicly-held. In exchange for financial consulting and other services, the Company's RDP clients issued to the Company shares of common stock and common stock purchase warrants, some or all of which were to be subsequently registered by the client with the Securities and Exchange Commission ("SEC") in order to facilitate the public distribution of those securities by the Company to its shareholders. Subsequently, the client would attempt to raise equity capital from the exercise of the common stock purchase warrants.

     In 1988, the SEC and the National Association of Securities Dealers, Inc. ("NASD") reviewed the RDP and insisted on certain changes to the program which reduced the overall benefits and incentives to the Company. As a result of the SEC and NASD review, the Company determined it was impracticable to continue the RDP and discontinued all efforts in his business venture in 1990.

     From 1990 to the filing of this report in October 1996, the Company has conducted no business operations other than the pursuit of a reverse acquisition or merger with an active business operation interested in restructuring itself as a publicly-held company. In 1992, the Company attempted to acquire the assets and operations of Royal Hill Resources Corporation ("Royal Hill"). This acquisition failed when management of the Registrant learned that Royal Hill had improperly accounted for its assets. In the last half of 1992, the Company attempted to acquire certain theme restaurants in Las Vegas, Nevada. These acquisitions never reached fruitition and were abandoned in January 1993.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       INDEX TO FINANCIAL STATEMENTS
                                                                       Page
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .F-1
Balance Sheets as of December 31, 1993 and 1992. . . . . . . . . . . . .F-2
Statements of Operations for the years ended December 31, 1993, 1992 and
1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-3
Statements of Changes in Stockholders' Equity for the years ended
  December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . .F-4
Statements of Cash Flows for the years ended December 31, 1993, 1992 and
1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .F-7

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Inapplicable.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          (a)(b)    IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

     The officers and directors of the Company are as follows:

     Name                     Age       Position
     --------------------     -----     -------------------
     Nicholas F. Coscia       40        Secretary, Director

     J. Gregory Unruh         44        President, Director

     All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified. All officers serve at the discretion of the board of directors.

          (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

               Inapplicable.

          (d)  FAMILY RELATIONSHIPS.

               Inapplicable.

          (e)  BUSINESS EXPERIENCE.

               Mr. Coscia has served as Secretary since 1989. Mr. Coscia is a licensed attorney practicing in the San Diego, California area.

               Mr. Unruh has served as President since 1989 and served as Chief Financial Officer of the Company from 1989 to November 1995.

          (f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

               Inapplicable.

          (g)  PROMOTERS AND CONTROL PERSONS.

               Inapplicable.

          (h)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

               During the fiscal year ended December 31, 1992, there were no Forms 3, 4 and 5 filed with the Securities and Exchange Commission pursuant to Section 16 of the Securities Exchange Act of 1934 by management or any beneficial owner of more than ten percent (10%) of the Company's Common Stock.

Item 11.  EXECUTIVE COMPENSATION.

          (a)-(f) and (h)-(l) GENERAL.

                         Mr. Coscia and his law firm have accrued certain
legal fees in the  calendar year 1992.

          (g)  COMPENSATION OF DIRECTORS.

               Directors of the Company receive no compensation for their services as directors.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          (a)-(b)   SECURITY OWNERSHIP.

               The following table sets forth information as of December 31, 1992, with respect to the ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, by each director and by all officers and directors as a group.

NAME AND ADDRESS OF      AMOUNT OF SHARES (2)  % OF OUTSTANDING
BENEFICIAL HOLDER        BENEFICIALLY OWNED    COMMON STOCK
--------------------     --------------------  -----------------
Nicholas F. Coscia          7,614,800 (1)       13.5%
2124 Glasgow Avenue
Cardiff, CA. 92007

Knightsridge Publishing
Company                     3,000,000            6.0%
10513 West Pico Boulevard
Los Angeles, CA. 90064

All directors and officer   7,614,800 (1)       13.5%
as a group (2 persons)

     (1) Includes 840,000 shares over which Mr. Coscia has voting power for which he disclaims beneficial ownership.

     (2) The Company has determined by examining stock transfer agent records that Messrs. Unruh and Rybar have apparently sold or transferred all shares previously held by them as reported in the Company's 8-K dated December 31, 1991.

     (c)  CHANGES IN CONTROL.

          Inapplicable.

Item 13.  CERTAIN RESTRICTIONS AND RELATED TRANSACTIONS.

          Inapplicable.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)    LIST OF FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT.

     Independent Auditors' Reports
     Balance Sheets as of December 31, 1993 and 1992
     Statements of Operations for the years ended
       December 31, 1993, 1992 and 1991
     Statements of Changes in Stockholders' Equity for
       the years ended December 31, 1993, 1992 and 1991
     Statements of Cash Flows for the years ended
       December 31, 1993, 1992 and 1991
     Notes to Financial Statements
     Exhibit 23.01 Consent of Independent Auditor
     Exhibit 27 Financial Data Schedule

     (a)(2)    LIST OF FINANCIAL STATEMENT SCHEDULES FILED AS A PART OF
THIS REPORT.

          Inapplicable.

     (a)(3)    EXHIBITS.

3.1  Second Amended and Restated Articles of Incorporation,                 **
     incorporated by reference to Exhibit 3 (a) to the Company's
     Annual Report on Form 10-K for the fiscal year ended December
     31, 1984 ("1984 Form 10-K"), Commission File No. 0-13577.

3.2  Certificate of Amendment to Articles of Incorporation,                 **
     incorporated by reference to Exhibit 3 (a) (1) of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 0-13577.

3.3  Certificate of Amendment to the Articles of Incorporation, dated       **
     December 10, 1987.

3.4  Bylaws, incorporated by reference to Exhibit 3 (b) to the              **
     Company's 1984 Form 10-K.

3.5 Amendment to Bylaws, incorporated by Reference to Exhibit 3.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1986.

3.6  Amendment to Bylaws and Certificate of Secretary, dated                **
     November 9, 1987.

9.1  Agreement dated December 31, 1987, by and among ASDAR                  **
     Corporation, Multnomah Capital Corporation and James L.
     Williams, incorporated by reference to the Exhibit to Form BD filed by Hamilton, Williams, dated March 7, 1988.

10.1 Venture Group, Inc., Employee Incentive Stock Option Plan              **
     (1984), incorporated by reference to Exhibit 10a) to the Company's 1984 Form 10-K.

10.2 Venture Group, Inc. Directors' Warrants Plan, incorporated by          **
      reference to Exhibit 10(b) to the Company's 1984 Form 10-K.

10.3 Indemnification Agreement dated January 1, 988 between ASDAR           **
     Group and Phillip S. Sindler.

10.4 Letter agreement dated January 19, 1987 incorporated by                **
     reference to the Exhibit to the Schedule 13D filed by Mr.
     Williams on February 11, 1987.

10.5 Agreement of Sale dated November 30, 1987, between Multnomah           **
     Capital Corporation and Consolidated Securities Corporation, incorporated by reference to Item 2 to the Company's current report on Form 8-K filed on November 30, 1987.

10.6 Plan and Agreement of Merger dated November 12, 1987, between          **
     National Telephone Information Network, Inc., and Marlin
     Enterprises, Inc., incorporated by reference to Item 5 to the Company's current report on Form 8-K filed on November 30, 1987. Subsidiaries of the registrant.

22   (a)National Telephone Information                                      **

* The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation s-K.



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 1997                     ASDAR GROUP


                                        By: /s/ Nicholas F. Coscia
                                            Nicholas F. Coscia


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Date

/s/ Nicholas F. Coscia                       May 21, 1997
NICHOLAS F. COSCIA
Directors, Secretary

                                ASDAR GROUP

                           FINANCIAL STATEMENTS

                         DECEMBER 31, 1992 & 1991

/Letterhead/           SCHVANEVELDT & COMPANY
                     CERTIFIED PUBLIC ACCOUNTANT
                   275 EAST SOUTH TEMPLE, SUITE 300
                      SALT LAKE CITY, UTAH 84111
                             801-521-2392

Darrell T. Schvaneveldt C.P.A.


                        INDEPENDENT AUDITORS REPORT

Board of Directors
ASDAR GROUP

     I have audited the accompanying balance sheets of Asdar Group, as of December 31, 1992 and 1991, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1992, 1991 and 1990. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1992. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Asdar Group, as of December 31, 1992 and 1991, and the results of its operations and its cash flows for the years ended December 31, 1992, 1991 and 1990, in conformity with generally accepted accounting principles.

/s/ Schvaneveldt & Company
Salt Lake City, Utah
September 8, 1996

                                ASDAR GROUP
                              Balance Sheets
                         December 31, 1992 & 1991


                                                        December     December
                                                        31, 1992     31, 1991
                                                     ------------ ------------
                                  ASSETS

CURRENT ASSETS

   Cash                                              $        25  $       219
                                                     ------------ ------------
        Total Current Assets                                  25          219

NON-CURRENT RECEIVABLES

   Note Receivable - CES                                     -0-        1,000
                                                     ------------ ------------
        Total Non-Current Receivables                        -0-        1,000

LAND                                                         -0-      602,357

EQUIPMENT & FURNITURE                                        -0-        9,130
                                                     ------------ ------------
SECURITY DEPOSITS                                            -0-          225
                                                     ------------ ------------
        Total Assets                                 $        25  $   612,931
                                                     ============ ============

 The accompanying notes are an integral part of these financial statements

                                ASDAR GROUP
                        Balance Sheets -Continued-
                         December 31, 1992 & 1991

                                                        December     December
                                                        31, 1992     31, 1991
                                                     ------------ ------------
                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts Payable                                  $       100  $    32,325
   Wages Payable                                             -0-       20,000
   Accrued Interest                                          -0-       22,750
   Loan Payable                                              -0-       31,842
                                                     ------------ ------------
        Total Current Liabilities                            100      106,917

LONG TERM LIABILITIES

   Notes Payable                                             -0-      300,000
                                                     ------------ ------------
        Total Liabilities                                    -0-      406,917

STOCKHOLDERS' EQUITY

   Common Stock 50,000,000 Shares
     Authorized, at $0.001 Par Value,
     49,949,915 Shares Issued &
     Outstanding                                          49,949      49,949
   Paid In Capital                                     4,311,951    4,248,709
   Treasury Stock                                       (199,167)    (199,167)
   Accumulated Deficit                                (4,162,808)  (3,893,477)
                                                     ------------ ------------
        Total Stockholders' Equity                           (75)     206,014
                                                     ------------ ------------
        Total Liabilities &
        Stockholders' Equity                         $        25  $   612,931
                                                     ============ ============

 The accompanying notes are an integral part of these financial statements

                                ASDAR GROUP
                         Statements of Operations
                      December 31, 1992, 1991 & 1990

                                          December      December     December
                                          31, 1992      31, 1991     31, 1990
                                       ------------  ------------ ------------
REVENUES

   Rental Income                       $       -0-   $     1,020  $       -0-
   Interest Income                             -0-         5,994        8,519
   Gain on Sale of Securities                  -0-           -0-       18,209
                                       ------------  ------------ ------------
        Total Revenues                         -0-        7,014        26,728

EXPENSES

   Loss on Disposal of Assets              237,974           -0-          -0-
   Interest Expenses                           -0-        36,396          -0-
   Consulting Fees                             -0-        29,688        1,900
   Professional Fees                        18,933       132,613       45,400
   Depreciation                              9,130         4,063        4,063
   Wages                                       -0-        60,000       60,600
   Other Administrative Fees                 3,294        32,296       37,496
                                       ------------  ------------ ------------
        Total Expenses                     269,331       295,056      149,459
                                       ------------  ------------ ------------
OTHER LOSSES

   Loss on Securities                          -0-       (50,000)         -0-
   Loss on Registered
     Distribution Program                      -0-           -0-      245,000
   Valuation Loss on Securities
     Held For Sale                             -0-      (145,214)      30,660
                                       ------------  ------------ ------------
        Total Other Losses                     -0-      (195,214)     275,660
                                       ------------  ------------ ------------
        Net Income (Loss)              $  (269,331)  $  (483,256) $  (398,391)
                                       ============  ============ ============
        (Loss) Per Share
        Computer on Weighted
        Average Shares                 $      (.01)  $      (.01) $      (.02)
                                       ============  ============ ============
        Weighted Average
        Shares Outstanding              49,949,915    40,724,833   26,936,658


 The accompanying notes are an integral part of these financial statements
                                ASDAR GROUP
                    Statements of Stockholders' Equity
                    At the Year Ended December 31, 1992

                                                                     (Deficit)
                               Common Stock              Treasury    Retained
                             Shares   Amount    Capital     Stock    Earnings
                      --------------------------------------------------------
Balance,
December
31, 1989                 23,737,007  $23,736 $3,536,569 $(199,167)$(3,011,830)

Shares Issued
for Services
at Par Value
$0.001                    3,400,000    3,400

Shares Issued
to Pay Interest
On Debt at $0.002           320,000      320        333

Shares Issued
for Professional
Fees at $0.0287
Per Share                 1,324,000    1,324     36,676

Shares Issued for
Accrued Expenses
at $0.0432                2,942,908    2,943    124,200

Loss for
Year Ended
December
31, 1990                                                             (398,391)
                      --------------------------------------------------------
Balance,
December
31, 1990                 31,723,915   31,723  3,697,785  (199,167) (3,410,221)

Shares Issued
for Cash
$0.042 Per Share          3,000,000    3,000    122,000

Shares Issued
in Acquisition
of Investment
Shares $0.042
Per Share                 2,000,000    2,000     85,500

Shares Issued
in Acquisition
of Land $0.0625
Per Share                 3,200,000    3,200    196,800

Shares issued
for Cash
$0.016 Per Share          2,880,000    2,880     42,120

 The accompanying notes are an integral part of these financial statements
                                ASDAR GROUP
              Statements of Stockholders' Equity -Continued-
                    At the Year Ended December 31, 1992

                                                                     (Deficit)
                               Common Stock    Treasury              Retained
                             Shares   Amount    Capital     Stock    Earnings
                      --------------------------------------------------------
Shares Issued
for Compensation
and Loan
Conversion
$0.016 Per Share          2,752,000    2,752     40,248

Shares Issued
for Operating
Expenses $0.016
Per Share                 4,394,000    4,394     64,256

Net Loss for
Year Ended
December
31, 1991                                                             (483,256)
                       -------------------------------------------------------
Balance,
December
31, 1991                 49,494,915   49,949  4,248,709  (199,167) (3,893,477)

Capital
Contributed
By Officers                                      63,242

Net Loss for
Year Ended
December
31, 1992                                                             (269,331)
                      --------------------------------------------------------
Balance,
December
31, 1992                 49,949,915  $49,949 $4,311,951 $(199,167)$(4,162,808)
                      ========================================================

 The accompanying notes are an integral part of these financial statements
                                ASDAR GROUP
                         Statements of Cash Flows
            For the Years Ended December 31, 1992, 1991 & 1990

                                          December      December     December
                                          31, 1992      31, 1991     31, 1990
                                       ------------  ------------ ------------
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net Loss                             $  (269,331)  $  (483,256) $  (398,391)
  Adjustments to Reconcile
   Net Loss To Net Cash Used
   by Operating Activities:
     Non Cash Expense                      237,974       209,257          -0-
     Depreciation                            9,130         4,063        4,063
     Bad Debt                                1,000           -0-          -0-
  Changes in Operating Assets
   & Liabilities:
   Increase in Accounts
     Receivable                                -0-           -0-       16,683
   (Decrease) Increase in
      Securities                               -0-           -0-       36,600
   (Decrease) Increase in
    Interest Receivable                        -0-        19,520      (11,408)
   Increase (Decrease) in
    Notes Receivable                           -0-       120,700      245,000
   Increase (Decrease) in
    Accounts Payable                       (10,592)       17,464       (3,786)
   Increase in Wages Payable                   -0-         5,000          -0-
   Increase (Decrease) in
    Interest Payable                           -0-        22,750      (67,103)
   Increase in Loan Payable                    -0-        17,042        6,300
                                       ------------  ------------ ------------
     Net Cash Used by
     Operating Activities                  (31,819)      (67,460)    (172,042)

CASH FLOWS FROM
INVESTING ACTIVITIES
  Acquisition of Land                          -0-      (402,357)       1,400
  Security Deposit                             225           -0-          -0-
                                       ------------  ------------ ------------
     Net Cash Provided by
     Investing Activities                      225      (402,357)       1,400

CASH FLOWS FROM
FINANCING ACTIVITIES
  Sale of Common Stock                         -0-       170,000          -0-
  Capital Contributed                       31,400           -0-          -0-
  Notes Payable                                -0-       300,000      169,194
                                       ------------  ------------ ------------
     Net Cash Provided by
     Financing Activities                   31,400       470,000      169,194
                                       ------------  ------------ ------------
     Increase (Decrease)in Cash               (194)          183       (1,448)
     Cash at Beginning of Year                 219            36        1,484
                                       ------------  ------------ ------------
     Cash at End of Year               $        25   $       219  $        36
                                       ============  ============ ============
DISCLOSURES FROM
OPERATING ACTIVITIES
  Interest                             $       -0-   $       -0-  $       -0-
  Taxes                                        -0-           -0-          -0-

 The accompanying notes are an integral part of these financial statements
                                ASDAR GROUP
                       Notes to Financial Statements

NOTE #1 - CORPORATE DATA

ASDAR Group, (the Company), formerly known as the ASDAR Corporation, was incorporated under the laws of the State of Nevada on November 29, 1983. Its initial public offering was completed in April, 1985.

In 1987, the Company announced its Registration Distribution Program (RDP). This Program was designed to assist privately owned companies to become publicly-held. In exchange for financial consulting and other services, the Company's shareholders received shares and warrants for the right to purchase additional shares, which are registered and issued by the client Company. The Company also may receive a certain percentage of the shares and warrants offered by the client Company. Subsequently, the client Company may raise equity capital via proceeds from the exercise of its common stock purchase warrants.

During 1988, the Securities & Exchange Commission (SEC) and the National Association of Securities Dealers, Inc., (NASD) reviewed and recommended changes to the RDP structure, reducing certain benefits and incentives to the Company and its principals, and improving the benefits to the public shareholders of the Company.

In 1990, the Company discontinued its efforts in this business venture.

NOTE #2 - SIGNIFICANT ACCOUNTING POLICIES

(A)  The Company uses the accrual method of accounting.
(B) Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
(C) The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
(D) Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
(E) The cost of furniture and equipment was depreciated over an estimated useful life of five years using the straight-line method. It is the general practice of the Company to charge maintenance and repairs to expense; major expenditures for renewals and betterments are capitalized and are subjected to depreciation over their useful lives. Upon disposal or retirement, the cost of assets and related accumulated depreciation are eliminated and any gain or loss is included in operations.
(F)  Estimates:   The preparation of the financial statements in conformity
with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could defer from those estimates.

NOTE #3 - ACQUISITION AND DISPOSAL OF LAND

On April 22, 1991, the Company acquired three parcels of real estate in Southern California from Barton K. Maybie or affiliates. The first parcel consisted of approximately 1/2 acre of land located in San Juan Capistrano, California. The second parcel consisted of a 2,500 square foot home on approximately 1.2 acre of land in Moreno Valley, California. The third parcel consisted of approximately 20 acres of land located in Yucca City, California, north of Palm Springs, California.
The Company paid $600,000 for these properties as follows: $100,000 cash, $150,000 assumption of a note secured by a fist deed of trust against the Moreno Valley property, the issuance of new notes secured by an all inclusive trust deed against the three properties in the amount of $150,000 and issuance of 3,200,000 shares of the Company's common stock to CBC Financial Corporation, an affiliate of Barton K. Maybie.

During 1991, as part of the ongoing negotiation with Mr. Maybie, the Company agreed that he would receive the rent from the home.

In 1992, the Company issued corporation Grant Deeds transferring the property back to Barton K. Maybie, and to Stephen J. Rybar, a related party. This resulted in a net loss of $237,974 to the Company.

The Company currently is investingating these property transfers to determine under what circumstances they occured and if it can recover its investment. The outcome of said search is uncertain and no provision has been made for any recovery.

NOTE #4 - GOING CONCERN

As of December 31, 1992, the Company had no assets, or no operations from which it could receive working capital. Since December 31, 1992, the Company has been dormant and dependent upon its officers for its de minimis operating costs. The Company seeks through merger or acquisition to acquire a company with operations to provide assets and operating capital.

NOTE #5 - EMPLOYEE INCENTIVE STOCK OPTION PLAN & DIRECTORS WARRANT PLAN

The Company adopted an- Employee Incentive Stock Option Plan in March 1984, pursuant to which 1,000,000 shares of common stock may be issued by the Company to its officers and other key employees. The Company also adopted a warrant plan, pursuant to which 1,000,000 shares of common stock may be issued to the directors of the Company. As of December 31, 1992, no options or warrants have been granted under either of these plans.

NOTE #6 - INCOME TAXES & NET OPERATING LOSS CARRYFORWARDS

The Company has adopted SFAS 109 to account for income taxes current and deferred, and any tax benefit (assets) or cost (liabilities) that may arise from the application of SFAS 109.

Scheduled below are the losses that the Company can carryforward for future tax benefit.

                  YEAR  OF  LOSS           AMOUNT   YEAR  OF  EXPIRATION
                  ----------------    ------------  ---------------------
                  1987 and Prior      $ 1,594,000                   2002
                  1988                    199,167                   2003
                  1989                        -0-                   2004
                  1990                    122,731                   2005
                  1991                    288,042                   2006
                  1992                    228,826                   2007

Utilization of these losses depend upon the Company's compliance with provisions of the IRS code. Changes in majority shareholders and changes in business activities, will result in the loss of availability of the losses to offset taxable income.

Because of uncertainties as to its future and future majority shareholders the Company has created an evaluation allowance at 100% of any future tax asset that may occur from application of the net operating loss carryforward provisions.

                                                             1992        1991
                                                      ------------------------
Maximum Tax Benefit at Current Prevailing Rates       $   823,598 $   600,105
Evaluation Allowance Net Tax Benefit (Asset)             (823,598)   (600,105)

     Net Tax Benefit (Asset)                          $       -0- $       -0-
                                                      ========================
     Current Tax Liability                            $       -0- $       -0-
     Deferred Tax Liability                                   -0-         -0-

NOTE #7 - SUBSEQUENT EVENT

On February 14, 1995, a Judgement and Findings of Facts after Court Tried on Issue of Damages was issued by the United State District Court, Southern District of California. The Company as defendant in the case was ordered to pay to the Plaintiff $2,519,882 for damages resulting from Violation of
Section 10b of the Securities & Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

The Company has a purposed partial settlement of the litigation hearing in the Superior Court of California, County of San Diego, in August 1996. The Company purposes to pay within five days of the final approval of the Agreement $150,000 cash and issue five million shares of its common stock as currently issued to settle the suit. Class counsel has requested and been granted thirty percent of the net recovery after costs are reduced.
In the class settlement account there is currently $27,500 of recovery from which costs nor fees have been requested; therefore class counsel will request fees and costs from $177,500 should this proposed settlement be approved.