Form 10KSB
period 1993-12-31
QUANTUM GROUP INC /NV/
filed 1997-07-01
CIK 921450

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993


Commission file number 0-13597

                               ASDAR GROUP
          (Exact name of registrant as specified in its charter)

          Nevada                                       88-0195105
(State or other jurisdiction of              (Federal Indentification No.)
incorporation or organization)

     2124 Glasgow Avenue
     Cardiff California                                   92007
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
  Yes          No   X
     ---------   --------

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

                                  PART I

THIS REPORT ON FORM 10-K IS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993, HOWEVER THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN JUNE 1997. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF MARCH 30, 1993, THE REQUIRED FILING DATE OF THE REPORT.

ITEM 1.   BUSINESS

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

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Inapplicable.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS

     See Item 1(a) above. Since 1990, the Company has had no employees other than the members of management identified in Part III, Item 10 of this report.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Inapplicable.

Item 2.   PROPERTIES

     The Company's offices are presently located in the residence of its Secretary. The Company's Secretary does not charge the Company any rent or overhead for its use of his residence or utilities.

Item 3.   LEGAL PROCEEDINGS

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.


                                  PART II

Item 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (a)  MARKET INFORMATION

          Management of the Company believes that its Common Stock has not been traded in any meaningful amount from, at least, 1990 to the date of this report.

     (b)  HOLDERS

          The approximate number of holders of the outstanding shares of the Company's Common Stock as of December 31, 1996 is 1,500.

     (c)  DIVIDENDS

          The Company has never declared or paid any dividends on its common stock. The Company does not intend to declare or pay any dividends in the foreseeable future.

Item 6.   SELECTED FINANCIAL DATA

     Inapplicable.  See Item 8 - Financial Statements and Supplementary
Data.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO FINANCIAL STATEMENTS
                                                                       Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . F-1
Balance Sheets as of December 31, 1993 and 1992. . . . . . . . . . . . . . F-2
Statements of Operations for the years ended December 31, 1993,
  1992 and 1991. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
Statements of Changes in Stockholders' Equity for the years ended
  December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . F-4
Statements of Cash Flows for the years ended December 31, 1993,
  1992 and 1991. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . F-7


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.


                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          (a)(b)    IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The officers and directors of the Company are as follows:

     Name                          Age                 Position
     -------------------------     -------             --------------------
     Nicholas F. Coscia            41                  Secretary, Director

     J. Gregory Unruh              45                  President, Director

     All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified. All officers serve at the discretion of the board of directors.


          (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

               Inapplicable.

          (d)  FAMILY RELATIONSHIPS

               Inapplicable.

          (e)  BUSINESS EXPERIENCE

          Mr. Coscia has served as Secretary since 1989. Mr. Coscia is a licensed attorney practicing in the San Diego, California area.

               Mr. Unruh has served as President since 1989 and served as Chief Financial Officer of the Company from 1989 to November 1995.

          (f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

               Inapplicable.

          (g)  PROMOTERS AND CONTROL PERSONS

               Inapplicable.

          (h)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

               During the fiscal year ended December 31, 1993, there were no Forms 3, 4 and 5 filed with the Securities and Exchange Commission pursuant to Section 16 of the Securities Exchange Act of 1934 by management or any beneficial owner of more than ten percent (10%) of the Company's Common Stock.

Item 11.  EXECUTIVE COMPENSATION

          (a)-(f) and (h)-(l) GENERAL

                         Mr. Coscia and his law firm have accrued certain
legal fees in the calendar year 1993.

          (g)  COMPENSATION OF DIRECTORS

               Directors of the Company receive no compensation for their services as directors.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a)-(b)   SECURITY OWNERSHIP

               The following table sets forth information as of December 31, 1993, with respect to the ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, by each director and by all officers and directors as a group.





NAME AND ADDRESS OF           AMOUNT OF SHARES    % OF OUTSTANDING
BENEFICIAL HOLDER             BENEFICIALLY OWNED  COMMON STOCK
Nicholas F. Coscia            7,614,800 (1)       13.5%
2124 Glasgow Avenue
Cardiff, CA. 92007

Knightsridge Publishing
Company                       3,000,000           6.0%
10513 West Pico Boulevard
Las Angeles, CA. 90064

All directors and officers    7,614,800 (1)       13.5%
  as a group (2 persons)

     (1) Includes 840,000 shares over which Mr. Coscia has voting power for which he disclaims beneficial ownership.

     (c)  CHANGES in Control

          Inapplicable.

Item 13.  CERTAIN RESTRICTIONS AND RELATED TRANSACTIONS

          Inapplicable.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)    LIST OF FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

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


     (a)(2)    LIST OF FINANCIAL STATEMENT SCHEDULES FILED AS A PART OF
THIS REPORT

          Inapplicable.

     (a)(3)    EXHIBITS

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

3.3  Certificate of Amendment to the Articles of Incorporation,             **
     dated December 10, 1987.

3.4  Bylaws, incorporated by reference to Exhibit 3 (b) to the              **
     Company's 1984 Form 10-K.

3.5  Amendment to Bylaws, incorporated by Reference to Exhibit 3.4          **
     to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1986.

3.6  Amendment to Bylaws and Certificate of Secretary,                      **
     dated November 9, 1987.

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

10.1 Venture Group, Inc., Employee Incentive Stock Option Plan              **
     (1984), incorporated by reference to Exhibit 10a) to the Company's 1984 Form 10-K.

10.2 Venture Group, Inc. Directors' Warrants Plan, incorporated             **
     by reference to Exhibit 10(b) to the Company's 1984 Form 10-K.

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

22   (a) National Telephone Information                                     **

* The Exhibit Number used refers to the appropriate subsection in paragraph (b) of Item 601 of Regulation s-K.



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 19, 1997                     ASDAR GROUP


                                        By: /s/ Nicholas F. Coscia
                                            ------------------------
                                            Nicholas F. Coscia


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                    DATE

/s/ Nicholas F. Coscia                       June 19, 1997
NICHOLAS F. COSCIA
Directors, Secretary
                                ASDAR GROUP

                           FINANCIAL STATEMENTS

                         DECEMBER 31, 1993 & 1992
/Letterhead/
                         SCHVANEVELDT & COMPANY
                         Darrell T. Schvaneveldt
                    275 East South Temple, Suite 300
                        Salt Lake City, Utah 84111
                               801-521-2392




                        INDEPENDENT AUDITORS REPORT

Board of Directors
ASDAR GROUP

     I have audited the accompanying balance sheets of Asdar Group, as of December 31, 1993 and 1992, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1993, 1992 and 1991. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1993. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Asdar Group, as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years ended December 31, 1993, 1992 and 1991, in conformity with generally accepted accounting principles.



/s/ Schvaneveldt & Company
Salt Lake City, Utah
September 8, 1996

                                ASDAR GROUP
                              Balance Sheets
                         December 31, 1993 & 1992

                                                        December     December
                                                        31, 1993     31, 1992
                                                     ------------ ------------
                                  ASSETS

Current Assets

   Cash                                              $       -0-  $        25

        Total Assets                                 $       -0-  $        25
                                                     ============ ============

                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts Payable                                   $      200  $       100

STOCKHOLDERS' EQUITY

   Common Stock 50,000,000 Shares
     Authorized, at $0.001 Par Value,
      49,949,915 Shares Issued &
      Outstanding                                         49,949       49,949
   Paid In Capital                                     4,311,951    4,311,951
   Treasury Stock                                       (199,167)    (199,167)
   Accumulated Deficit                                (4,162,933)  (4,162,808)
                                                     ------------ ------------
        Total Stockholders' Equity                          (200)        (75)
                                                     ------------ ------------
        Total Liabilities &
        Stockholders' Equity                         $        -0- $        25
                                                     ============ ============

 The accompanying notes are an integral part of these financial statements

                                ASDAR GROUP
                         Statements of Operations
                      December 31, 1993, 1992 & 1991

                                          December      December     December
                                          31, 1993      31, 1992     31, 1991
                                       ------------  ------------ ------------
REVENUES

  Rental Income                        $       -0-   $       -0-  $     1,020
  Interest Income                              -0-           -0-        5,994
                                       ------------  ------------ ------------
     Total Revenues                            -0-           -0-       7,014

EXPENSES

  Loss on Disposal of Assets                   -0-       237,974          -0-
  Interest Expenses                            -0-           -0-       36,396
  Consulting Fees                              -0-           -0-       29,688
  Professional Fees                            -0-        18,933      132,613
  Depreciation                                 -0-         9,130        4,063
  Wages                                        -0-           -0-       60,000
  Other Administrative Fees                    125         3,294       32,296
                                       ------------  ------------ ------------
     Total Expenses                            125       269,331      295,056
                                       ------------  ------------ ------------
      Loss from Operations             $      (125)  $  (269,331) $  (288,042)
                                       ============  ============ ============
OTHER LOSSES

  Loss on Securities                           -0-           -0-      (50,000)
  Valuation Loss on Securities
   Held For Sale                               -0-           -0-     (145,214)
                                       ------------  ------------ ------------
     Total Other Losses                        -0-           -0-     (195,214)
                                       ------------  ------------ ------------
     Net Income (Loss)                 $      (125)  $  (269,331) $  (483,256)
                                       ============  ============ ============
     Loss Per Share                           (.00)         (.01)        (.01)

     Weighted Average Shares
     Outstanding                        49,949,915    49,949,915   49,949,915


 The accompanying notes are an integral part of these financial statements

                               ASDAR GROUP
                    Statements of Stockholders' Equity
                    At the Year Ended December 31, 1993

                                                                     (Deficit)
                                      Common Stock                   Treasury       Retained
                          Shares    Amount     Capital      Stock    Earnings
                    ----------------------------------------------------------
Balance,
December
31, 1990              31,723,915  $ 31,723  $3,697,785  $(199,167)$(3,410,221)

Shares Issued
for Cash $0.042
Per Share              3,000,000     3,000     122,000

Shares Issued
in Acquisition
of Investment
Shares $0.042
Per Share              2,000,000     2,000      85,500

Shares Issued
in Acquisition
of Land $0.0625
Per Share              3,200,000     3,200     196,800

Shares issued
for Cash
$0.016 Per Share       2,880,000     2,880      42,120

Shares Issued
for Compensation
and Loan
Conversion $0.016
Per Share              2,752,000     2,752      40,248

Shares Issued
for Operating
Expenses $0.016
Per Share              4,394,000     4,394      64,256

Net Loss for
Year Ended
December
31, 1991                                                             (483,256)
                    ----------------------------------------------------------
Balance,
December
31, 1991              49,494,915    49,949   4,248,709   (199,167) (3,893,477)

Capital
Contributed
By Officer                                      63,242

 The accompanying notes are an integral part of these financial statements
                                ASDAR GROUP
              Statements of Stockholders' Equity -Continued-
                    At the Year Ended December 31, 1993

                                                                     (Deficit)
                            Common Stock                 Treasury    Retained
                          Shares    Amount     Capital      Stock    Earnings
                    ----------------------------------------------------------
Net Loss for
Year Ended
December
31, 1992                                                             (269,331)

Balance,
December
31, 1992              49,949,915    49,949  4,311,951    (199,167) (4,162,808)

Net Loss for
Year Ended
December
31, 1993                                                                 (125)
                    ----------------------------------------------------------
Balance,
December
31, 1993              49,949,915  $ 49,949  $4,311,951  $(199,167)$(4,162,933)
                    ==========================================================


 The accompanying notes are an integral part of these financial statements
                                ASDAR GROUP
                         Statements of Cash Flows
            For the Years Ended December 31, 1993, 1992 & 1991

                                            December     December    December
                                            31, 1993     31, 1992    31, 1991
                                         ------------ ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                               $      (125) $  (269,331)$  (483,256)
  Adjustments to Reconcile Net Loss
   To Net Cash Used by Operating
   Activities:
     Non Cash Expense                            -0-      237,974     209,257
     Depreciation                                -0-        9,130       4,063
     Bad Debt                                    -0-        1,000         -0-
  Changes in Operating Assets &
   Liabilities:
   (Decrease) Increase in Interest
     Receivable                                  -0-          -0-      19,520
   Increase (Decrease) in Notes
     Receivable                                  100          -0-     120,700
   Increase (Decrease) in Accounts
     Payable                                     -0-      (10,592)     17,464
   Increase in Wages Payable                     -0-          -0-       5,000
   Increase (Decrease) in Interest
     Payable                                     -0-          -0-      22,750
   Increase in Loan Payable                      -0-          -0-      17,042
                                         ------------ ------------------------
     Net Cash Used by
     Operating Activities                        (25)     (31,819)    (67,460)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Land                            -0-          -0-    (402,357)
  Security Deposit                               -0-          225         -0-
                                         ------------ ------------------------
     Net Cash Provided by
     Investing Activities                        -0-          225    (402,357)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common Stock                           -0-          -0-     170,000
  Capital Contributed                            -0-       31,400         -0-
  Notes Payable                                  -0-          -0-     300,000
                                         ------------ ------------------------
     Net Cash Provided by
     Financing Activities                        -0-       31,400     470,000

     Increase (Decrease) in Cash                 (25)        (194)        183
     Cash at Beginning of Year                    25          219          36
                                         ------------ ------------------------
     Cash at End of Year                 $       -0-  $        25 $       219
                                         ============ ========================
DISCLOSURES FROM OPERATING ACTIVITIES
  Interest                               $       -0-  $       -0- $       -0-
  Taxes                                          -0-          -0-         -0-

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

NOTE #4 - GOING CONCERN

As of December 31, 1993, the Company had no assets, or no operations from which it could receive working capital. Since December 31, 1993, the Company has been dormant and dependent upon its officers for its de minimis operating costs. The Company seeks through merger or acquisition to acquire a company with operations to provide assets and operating capital.

NOTE #5 - EMPLOYEE INCENTIVE STOCK OPTION PLAN & DIRECTORS WARRANT PLAN

The Company adopted an Employee Incentive Stock Option Plan in March 1984, pursuant to which 1,000,000 shares of common stock may be issued by the Company to its officers and other key employees. The Company also adopted a warrant plan, pursuant to which 1,000,000 shares of common stock may be issued to the directors of the Company. As of December 31, 1993, no options or warrants have been granted under either of these plans.

NOTE #6 - INCOME TAXES & NET OPERATING LOSS CARRYFORWARDS

The Company has adopted SFAS 109 to account for income taxes current and deferred, and any tax benefit (assets) or cost (liabilities) that may arise from the application of SFAS 109.

     Scheduled below are the losses that the Company can carryforward for future tax benefit.

          Year  of  Loss              Amount   Year  Of  Expiration
         ----------------       -------------  ---------------------
          1987 and Prior         $ 1,594,000                   2002
                    1988             199,167                   2003
                    1989                 -0-                   2004
                    1990             122,731                   2005
                    1991             288,042                   2006
                    1992             228,826                   2007
                    1993               4,163                   2008

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

                                                            1993         1992
                                                     ------------ ------------
Maximum Tax Benefit at Current Prevailing Rates      $   827,761  $   827,598
Evaluation Allowance Net Tax Benefit (Asset)            (827,761)    (827,598)
                                                     ------------ ------------
     Net Tax Benefit (Asset)                         $       -0-  $       -0-
                                                     ============ ============
     Current Tax Liability                           $       -0-  $       -0-
     Deferred Tax Liability                                  -0-          -0-

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