Form 10KSB
period 1994-12-31
QUANTUM GROUP INC /NV/
filed 1997-07-01
CIK 921450

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

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

     Yes          No   X
          ------    ------
     As of March 30, 1995 (the required filing date of this report), although the ("Bulletin Board"), Registrant's Common Stock was quoted on the NASDAQ, the Common Stock was not the subject of any meaningful trading in the over-the-counter market. Accordingly, the Registrant does not believe there is a determinable market value for its outstanding shares of Common Stock as of such date. The number of shares outstanding of the Registrant's $.001 par value Common Stock as of March 30, 1995 was 49,949,915.

     Documents Incorporated by Reference:  None

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                  PART I

THIS REPORT ON FORM 10-K IS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, HOWEVER THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN JUNE 1997. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF MARCH 30, 1994, THE REQUIRED FILING DATE OF THE REPORT.

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

     In 1992, the Plaintiffs in that Action obtained a judgement against the Company in the amount of $2,500,000. In June 1996, the Company's Secretary negotiated a Settlement whereby the Plaintiffs released the Company in consideration of the payment of $150,000 to the class and the issuance of 50,000 (post 1 for 100 reverse stock split) shares to the Plaintiff. In August 1996, this transaction was approved by San Diego Superior Court Judge Terry O'Rourke and was finalized in March 1997. As a result of this settlement the Company no longer has a judgement against it.

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

     From 1990 to the filing of this report in October 1996, the Company has conducted no business operations other than the pursuit of a reverse acquisition or merger with an active business operation interested in restructuring itself as a publicly-held company. In 1992, the Company attempted to acquire the assets and operations of Royal Hill Resources Corporation ("Royal Hill"). This acquisition failed when management of the Registrant learned that Royal Hill had improperly accounted for its assets. In the last half of 1992, the Company attempted to acquire certain theme restaurants in Las Vegas, Nevada. These acquisitions never reached fruitition and were abandoned in January 1995.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO FINANCIAL STATEMENTS
                                                                       Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . F-1
Balance Sheets as of December 31, 1994 and 1993. . . . . . . . . . . . . . F-2
Statements of Operations for the years ended December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
Statements of Changes in Stockholders' Equity for the years ended
  December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . F-4
Statements of Cash Flows for the years ended December 31, 1995, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . F-7

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                 PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a)(b)            IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The officers and directors of the Company are as follows:

          Name                     Age       Position
          --------------------     --------  ----------------------

          Nicholas F. Coscia       42        Secretary, Director

          J. Gregory Unruh         46        President, Director

     All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified. All officers serve at the discretion of the board of directors.

          (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

               Inapplicable

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

               Inapplicable.

          (g)  PROMOTERS AND CONTROL PERSONS

               Inapplicable.

          (h)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

               During the fiscal year ended December 31, 1995, there were no Forms 3, 4 and 5 filed with the Securities and Exchange Commission pursuant to Section 16 of the Securities Exchange Act of 1934 by management or any beneficial owner of more than ten percent (10%) of the Company's Common Stock.

Item 11.  EXECUTIVE COMPENSATION

          (a)-(f) and (h)-(l) GENERAL

               In 1994, Mr. Coscia accrued a salary of $5,000 per month.

          (g)  COMPENSATION OF DIRECTORS

               Directors of the Company receive no compensation for their services as directors.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a)-(b)   SECURITY OWNERSHIP

               The following table sets forth information as of December 31, 1995, with respect to the ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, by each director and by all officers and directors as a group.

Name And Address of              Amount of Shares     Percentage of Outstanding
Beneficial Holder                Beneficially Owned   Common Stock
-------------------------------  -------------------   ------------------
Nicholas F. Coscia                     7,614,800 (1)               13.5%
2124 Glasgow Avenue
Cardiff, CA. 92007

Knightsridge Publishing Company        3,000,000                    6.0%
10513 West Pico Boulevard
Las Angeles, CA. 90064

All directors and officers             7,614,800                   13.5%
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


          Inapplicable.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)    LIST OF FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

     Independent Auditors' Reports
     Balance Sheets as of December 31, 1994 and 1993
     Statements of Operations for the years ended
       December 31, 1994, 1993 and 1992
     Statements of Changes in Stockholders' Equity for
       the years ended December 31, 1994, 1993 and 1992
     Statements of Cash Flows for the years ended
       December 31, 1994, 1993 and 1992
     Notes to Financial Statements


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

10.5 Agreement of Sale dated November 30, 1987, between Multnomah          **
     Capital, Corporation and Consolidated Securities Corporation, incorporated by reference to Item 2 to the Company's current report on Form 8-K filed on November 30, 1987.

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

Dated: June 19, 1997                        ASDAR GROUP


                                        By: /s/ Nicholas F. Coscia
                                            ----------------------
                                            Nicholas F. Coscia


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

Signature                                    Date

/s/ Nicholas F. Coscia                       June 19, 1997
NICHOLAS F. COSCIA
Directors, Secretary
                                ASDAR GROUP

                           FINANCIAL STATEMENTS

                         DECEMBER 31, 1994 & 1993
/Letterhead/
                          SCHVANEVELDT & COMPANY
                          Darrell T. Schvaneveldt
                        Certified Public Accountant
                     275 East South Temple, Suite 300
                        Salt Lake City, Utah 84111
                               801-521-2392


                        Independent Auditors Report
                        ---------------------------
Board of Directors
ASDAR GROUP

     I have audited the accompanying balance sheets of Asdar Group, as of December 31, 1994 and 1993, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1994. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Asdar Group, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.



/s/ Schvaneveldt & Company
Salt Lake City, Utah
September 8, 1996

                                ASDAR GROUP
                              Balance Sheets
                         December 31, 1994 & 1993

                                                   December       December
                                                   31, 1994       31, 1993
                                               -------------  -------------
                                  ASSETS

CURRENT ASSETS                                 $        -0-   $        -0-
                                               -------------  -------------
        Total Assets                           $        -0-   $        -0-

                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts Payable                            $     60,300   $        200

STOCKHOLDERS' EQUITY

   Common Stock 50,000,000
    Shares Authorized, at
     $0.001 Par Value,
      49,949,915 Shares Issued
      &  Outstanding                                 49,949         49,949
   Paid In Capital                                4,311,951      4,311,951
   Treasury Stock                                  (199,167)      (199,167)
   Accumulated Deficit                           (4,223,033)    (4,162,933)
                                               -------------  -------------
        Total Stockholders' Equity                  (60,300)          (200)
                                               -------------  -------------
        Total Liabilities &
        Stockholders' Equity                   $        -0-   $        -0-
                                               =============  =============

 The accompanying notes are an integral part of these financial statements
                                ASDAR GROUP
                         Statements of Operations
                      December 31, 1994, 1993 & 1992

                                    December       December       December
                                    31, 1994       31, 1993       31, 1992
                                -------------  -------------  -------------

REVENUES                        $        -0-   $        -0-   $        -0-

EXPENSES

  Consulting Fees                     60,000            -0-            -0-
  Loss on Disposal of
   Assets                                -0-            -0-        237,974
  Professional Fees                      -0-            -0-         18,933
  Depreciation                           -0-            -0-          9,130
  Other Administrative
   Fees                                  100            125          3,294
                                -------------  -------------  -------------
     Total Expenses                   60,100            125        269,331
                                -------------  -------------  -------------
     Loss from
     Operations                 $    (60,100)  $       (125)  $   (269,331)
                                =============  =============  =============
     Loss Per Share                     (.00)          (.00)          (.01)

     Weighted Average
     Shares Outstanding           49,949,915     49,949,915     49,949,915


 The accompanying notes are an integral part of these financial statements
                                ASDAR GROUP
                    Statements of Stockholders' Equity
                    At the Year Ended December 31, 1994

                                                                     (Deficit)
                            Common Stock                 Treasury    Retained
                          Shares   Amount      Capital      Stock    Earnings
                 -------------------------------------------------------------
Balance,
December
31, 1991              49,494,915 $ 49,949  $ 4,248,711  $(199,167)$(3,893,477)

Capital
Contributed
By Officer                                      63,240

Net Loss for
Year Ended
December
31, 1992                                                             (269,331)
                 -------------------------------------------------------------
Balance,
December
31, 1992              49,949,915   49,949   4,311,951    (199,167) (4,162,808)

Net Loss
for Year
Ended
December
31, 1993                                                                 (125)

Balance,
December
31, 1993              49,949,915   49,949    4,311,951   (199,167) (4,162,933)

Net Loss
for Year
Ended
December
31, 1994                                                              (60,100)

Balance,
December
31, 1994              49,949,915 $ 49,949    $4,311,951 $(199,167)$(4,223,033)
                 =============================================================

 The accompanying notes are an integral part of these financial statements
                                ASDAR GROUP
                         Statements of Cash Flows
            For the Years Ended December 31, 1994, 1993 & 1992

                                    December       December       December
                                    31, 1994       31, 1993       31, 1992
                                -------------   ------------  -------------
CASH FLOWS FROM
OPERATING ACTIVITIES

 Net Loss                       $    (60,100)   $      (125)  $   (269,331)
 Adjustments to Reconcile
  Net Loss To Net Cash
  Used by Operating
  Activities:
   Non Cash Expense                      -0-            -0-        237,974
   Depreciation                          -0-            -0-          9,130
   Bad Debt                              -0-            -0-          1,000
 Changes in Operating
 Assets & Liabilities:
  Increase (Decrease)
   in Accounts Payable                60,100            100        (10,592)
                                -------------   ------------  -------------
   Net Cash Used by
   Operating Activities                  -0-            (25)       (31,819)

CASH FLOWS FROM
INVESTING ACTIVITIES

 Security Deposit                        -0-            -0-            225
                                -------------   ------------  -------------
   Net Cash Provided
   by Investing
   Activities                            -0-            -0-            225

CASH FLOWS FROM
FINANCING ACTIVITIES

 Capital Contributed                     -0-            -0-         31,400
                                -------------   ------------  -------------
   Net Cash Provided
   by Financing
   Activities                            -0-            -0-         31,400

   Increase (Decrease)
   in Cash                               -0-            (25)          (194)

   Cash at Beginning
   of Year                               -0-             25            219
                                 ------------   ------------  -------------
   Cash at End of Year           $       -0-    $       -0-   $         25

DISCLOSURES FROM
OPERATING ACTIVITIES

 Interest                        $       -0-    $       -0-   $        -0-
 Taxes                                   -0-            -0-            -0-

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

NOTE #4 - GOING CONCERN

As of December 31, 1994, the Company had no assets, or no operations from which it could receive working capital. Since December 31, 1994, the Company has been dormant and dependent upon its officers for its de minimis operating costs. The Company seeks through merger or acquisition to acquire a company with operations to provide assets and operating capital.

NOTE #5 - EMPLOYEE INCENTIVE STOCK OPTION PLAN & DIRECTORS WARRANT PLAN

The Company adopted an Employee Incentive Stock Option Plan in March 1984, pursuant to which 1,000,000 shares of common stock may be issued by the Company to its officers and other key employees. The Company also adopted a warrant plan, pursuant to which 1,000,000 shares of common stock may be issued to the directors of the Company. As of December 31, 1994, no options or warrants have been granted under either of these plans.

NOTE #6 - INCOME TAXES & NET OPERATING LOSS CARRYFORWARDS

The Company has adopted SFAS 109 to account for income taxes current and deferred, and any tax benefit (assets) or cost (liabilities) that may arise from the application of SFAS 109.

     Scheduled below are the losses that the Company can carryforward for future tax benefit.

               Year  of  Loss              Amount        Year  Of  Expiration
            ------------------------------------------------------------------
               1987 and Prior          $1,594,000                        2002
                         1988             199,167                        2003
                         1989                 -0-                        2004
                         1990             122,731                        2005
                         1991             288,042                        2006
                         1992             228,826                        2007
                         1993               4,163                        2008
                         1994                 100                        2009

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

                                                            1994         1993
                                                     ------------ ------------
Maximum Tax Benefit at Current
Prevailing Rates                                      $  827,861   $  827,761
Evaluation Allowance Net Tax
Benefit (Asset)                                         (827,861)    (827,761)
                                                      -----------  -----------
     Net Tax Benefit (Asset)                          $      -0-   $      -0-
                                                      ===========  ===========
     Current Tax Liability                            $      -0-   $      -0-
     Deferred Tax Liability                                  -0-          -0-

NOTE #7 - ACCOUNTS PAYABLE

     During 1994, the Company has accrued consulting fees of $60,000 payable to an officer. These funds are due the Officer for services in attempting to acquire a business opportunity and bring the Company current with various government agencies.

NOTE #8 - SUBSEQUENT EVENT

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