Form 10KSB
period 1995-12-31
QUANTUM GROUP INC /NV/
filed 1997-07-01
CIK 921450

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

Commission file number 0-13597

                               ASDAR GROUP
          (Exact name of registrant as specified in its charter)

          Nevada                             88-0195105
(State or other jurisdiction of     (I.R.S. Employer Indenfication No.)
incorporation or organization)

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

     As of March 30, 1996 (the required filing date of this report), although the ("Bulletin Board"), Registrant's Common Stock was quoted on the NASDAQ, the Common Stock was not the subject of any meaningful trading in the over-the-counter market. Accordingly, the Registrant does not believe there is a determinable market value for its outstanding shares of Common Stock as of such date. The number of shares outstanding of the Registrant's $.001 par value Common Stock as of March 30, 1996 was 49,949,915.

     Documents Incorporated by Reference:  None

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                  PART I
THIS REPORT ON FORM 10-K IS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995, HOWEVER THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN JUNE 1997. TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF MARCH 30, 1995, THE REQUIRED FILING DATE OF THE REPORT.

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

     Inapplicable

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

     In 1995, the Plaintiffs in that Action obtained a judgement against the Company in the amount of $2,500,000. In June 1996, the Company's Secretary negotiated a Settlement whereby the Plaintiffs released the Company in consideration of the payment of $150,000 to the class and the issuance of 50,000 (post 1 for 100 reverse stock split) shares to the Plaintiff. In August 1996, this transaction was approved by the San Diego Superior Court Judge Terry O'Rourke and was finalized in March 1997. As a result of this settlement the Company no longer has a judgement against it.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO FINANCIAL STATEMENTS                   Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . F-1
Balance Sheets as of December 31, 1995 and 1994. . . . . . . . . . . . . . . F-2
Statements of Operations for the years ended December 31,
     1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
Statements of Changes in Stockholders' Equity for the
     years ended December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . F-4
Statements of Cash Flows for the years ended December 31,
     1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . F-7

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a)(b)    IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The officers and directors of the Company are as follows:

     NAME                   AGE         POSITION
     ------------------     ------      ---------------------

     Nicholas F. Coscia     43          Secretary, Director

     J. Gregory Unruh       47          President, Director

     All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified. All officers serve at the discretion of the board of directors.

          (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

     In November 1995, Mr. Unruh was removed as a Director and terminated as President of the Company as is set forth more fully in the Company's 8-K filed on November 8, 1995.

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

Item 11.  EXECUTIVE COMPENSATION

          (a)-(f) and (h)-(l) GENERAL

          In 1995, Mr. Coscia accrued a salary of $5,000 per month.

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

NAME AND ADDRESS OF                          AMOUNT OF SHARES   % OF OUTSTANDING
BENEFICIAL HOLDER             BENEFICIALLY OWNED    COMMON STOCK
---------------------         -------------------   -------------------
Nicholas F. Coscia                   7,614,800 (1)              13.5%
2124 Glasgow Avenue
Cardiff, CA. 92007

Knightsridge Publishing
Company                              3,000,000                   6.0%
10513 West Pico Boulevard
Los Angeles, CA. 90064

All directors and officers            7,614,800                 13.5%
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

          Inapplicable.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)    LIST OF FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

     Independent Auditors' Reports
     Balance Sheets as of December 31, 1995 and 1994
     Statements of Operations for the years ended
       December 31, 1995, 1994 and 1993
     Statements of Changes in Stockholders' Equity for
       the years ended December 31, 1995, 1994 and 1993
     Statements of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993
     Notes to Financial Statements


     (a)(2)    LIST OF FINANCIAL STATEMENT SCHEDULES FILED AS A PART OF
THIS REPORT

          Inapplicable.

     (a)(3)    EXHIBITS

3.1  Second Amended and Restated Articles of Incorporation,                 **
     incorporated by reference to Exhibit 3 (a) to the Company's
     Annual Report on Form 10-K for the fiscal year ended
     December 31, 1984 ("1984 Form 10-K"),
     Commission File No. 0-13577

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

10.1 Venture Group, Inc., Employee Incentive Stock Option Plan (184),       **
     incorporated by reference to Exhibit 10a) to the Company's
     1984 Form 10-K.

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

Dated: June 19, 1997                        ASDAR GROUP

                                             /s/ Nicholas F. Coscia
                                        By:--------------------------
                                                 Nicholas F. Coscia


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Date

/s/ Nicholas F. Coscia                       June 19, 1997
------------------------
NICHOLAS F. COSCIA
Directors, Secretary
                                ASDAR GROUP

                           FINANCIAL STATEMENTS

                         DECEMBER 31, 1995 & 1994
/Letterhead/
                          SCHVANEVELDT & COMPANY
                        CERTIFIED PUBLIC ACCOUNTANT
                     275 EAST SOUTH TEMPLE, SUITE 300
                        SALT LAKE CITY, UTAH 84111
                               801-521-2392

Darrell T. Schvaneveldt, C.P.A.





                        Independent Auditors Report

Board of Directors
ASDAR GROUP

     I have audited the accompanying balance sheets of Asdar Group, as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Asdar Group, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.



/s/ Schvaneveldt & Company
Salt Lake City, Utah
August 8, 1996

                                ASDAR GROUP
                              Balance Sheets
                         December 31, 1995 & 1994

                                               December       December
                                               31, 1995       31, 1994
                                            ------------   ------------
                                  ASSETS

CURRENT ASSETS                              $       -0-    $       -0-
                                            ------------   ------------
        Total Assets                        $       -0-    $       -0-
                                            ============   ============

                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                         $   120,400    $    60,300

Contingent Liability NOTE #7                    177,500            -0-

STOCKHOLDERS' EQUITY

   Common Stock 50,000,000 Shares
     Authorized, at $0.001 Par Value,
      49,949,915 Shares Issued &
      Outstanding                                49,949         49,949
   Paid In Capital                            4,311,951      4,311,951
   Treasury Stock                              (199,167)      (199,167)
   Accumulated Deficit                       (4,460,633)    (4,223,033)
                                            ------------   ------------
        Total Stockholders' Equity             (297,900)       (60,300)
                                            ------------   ------------
        Total Liabilities &
        Stockholders' Equity                $       -0-    $       -0-
                                            ============   ============


 The accompanying notes are an integral part of these financial statements
                                ASDAR GROUP
                         Statements of Operations
                         December 31, 1995 & 1994

                                               December       December
                                               31, 1995       31, 1994
                                            ------------   ------------
REVENUES                                    $       -0-    $       -0-

EXPENSES

   Consulting Fees                               60,000         60,000
   Contingent Settlement of
    Class Action                                177,500            -0-
   Other Administrative Fees                        100            100
                                            ------------   ------------
        Total Expenses                          237,600         60,100
                                            ------------   ------------
        Net Loss                            $  (237,600)   $   (60,100)
                                            ============   ============
        Loss Per Share                      $      (.00)   $       .00)

        Weighted Average Shares
        Outstanding                          49,949,915     49,949,915

 The accompanying notes are an integral part of these financial statements
                                ASDAR GROUP
                    Statements of Stockholders' Equity
                   For the Year Ended December 31, 1995

                                                                     (Deficit)
                           Common Stock                  Treasury    Retained
                          Shares   Amount      Capital      Stock    Earnings
                   -----------------------------------------------------------
Balance,
December
31, 1993              49,494,915 $ 49,949  $ 4,311,951  $(199,167)$(4,162,933)

Net Loss for
Year Ended
December
31, 1994                                                              (60,100)
                   -----------------------------------------------------------
Balance,
December
31, 1994              49,949,915   49,949    4,311,951   (199,167) (4,223,033)

Net Loss for
Year Ended
December
31, 1994                                                             (237,600)
                   -----------------------------------------------------------
Balance,
December
31, 1995              49,949,915 $ 49,949  $ 4,311,951  $(199,167)$(4,460,633)
                   ===========================================================

 The accompanying notes are an integral part of these financial statements
                                ASDAR GROUP
                         Statements of Cash Flows
               For the Years Ended December 31, 1995 & 1994

                                               December       December
                                               31, 1995       31, 1994
                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss                                   $  (237,600)   $   (60,100)
 Adjustments to Reconcile Net Loss
  To Net Cash Used by Operating
  Activities:
  Depreciation                                      -0-            -0-
 Changes in Operating Liabilities:
  Increase (Decrease) in Accounts
   Payable                                       60,100         60,100
  Increase in Contingent Class
   Action Cost                                  177,500            -0-
                                            ------------   ------------
   Net Cash Used by Operating
   Activities                                       -0-            -0-

CASH FLOWS FROM INVESTING ACTIVITIES                -0-            -0-

CASH FLOWS FROM FINANCING ACTIVITIES                -0-            -0-

   Increase in Cash                                 -0-            -0-

   Cash at Beginning of Period                      -0-            -0-

   Cash at End of Period                    $       -0-    $       -0-
                                            ============   ============
DISCLOSURES FROM OPERATING ACTIVITIES

 Interest                                   $       -0-    $       -0-
 Taxes                                              -0-            -0-

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

The Company currently is investigating these property transfers to determine under what circumstances they occurred and if it can recover its investment. The outcome of said search is uncertain an no provision has been made for any recovery.

NOTE #4 - GOING CONCERN

As of December 31, 1995, the Company had no assets, or no operations from which it could receive working capital. Since December 31, 1995, the Company has been dormant and dependent upon its officers for its de minimis operating costs. The Company seeks through merger or acquisition to acquire a company with operations to provide assets and operating capital.

NOTE #5 - EMPLOYEE INCENTIVE STOCK OPTION PLAN & DIRECTORS WARRANT PLAN

The Company adopted an Employee Incentive Stock Option Plan in March 1984, pursuant to which 1,000,000 shares of common stock may be issued by the Company to its officers and other key employees. The Company also adopted a warrant plan, pursuant to which 1,000,000 shares of common stock may be issued to the directors of the Company. As of December 31, 1995, no options or warrants have been granted under either of these plans.

NOTE #6 - INCOME TAXES & NET OPERATING LOSS CARRYFORWARDS

The Company has adopted SFAS 109 to account for income taxes current and deferred, and any tax benefit (assets) or cost (liabilities) that may arise from the application of SFAS 109.

     Scheduled below are the losses that the Company can carryforward for future tax benefit.

          YEAR  OF  LOSS         AMOUNT        YEAR  OF  EXPIRATION
          ------------------------------------------------------------
          1987 and Prior         $ 1,594,000                   2002
                    1988             199,167                   2003
                    1989                 -0-                   2004
                    1990             122,731                   2005
                    1991             288,042                   2006
                    1992             228,826                   2007
                    1993               4,163                   2008
                    1994                 100                   2009
                    1995                 100                   2010

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

                                                              1996       1995
                                                         ---------- ----------
Maximum Tax Benefit at Current Prevailing Rates          $ 827,961  $ 827,861
Evaluation Allowance Net Tax Benefit (Asset)              (827,961)  (827,861)
                                                         ---------- ----------
     Net Tax Benefit (Asset)                             $     -0-  $     -0-
                                                         ========== ==========
     Current Tax Liability                               $     -0-  $     -0-
     Deferred Tax Liability                                    -0-        -0-

NOTE #7 - ACCOUNT PAYABLE

During 1994 and 1995 the Company has accrued consulting fees of $60,000 annually, payable to an Officer for services in attempting to acquire a business opportunity and bring the Company current with various government agencies.

NOTE #8 - CONTINGENCY

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

NOTE #9 - CHANGE OF OFFICERS & DIRECTORS

In November 1995, the President of the Company was removed from his office as President and also as a Director of the Company. A new President and Director was elected and currently serves in these capacities.