Form 10QSB
period 1997-03-31
QUANTUM GROUP INC /NV/
filed 1997-08-15
CIK 921450

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                  FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
     June 30, 1997                                              0-23812

                            THE QUANTUM GROUP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
                                    -------
         (State or other jurisdiction of incorporation or organization

                                   95-4255962
                                   ----------
                      (I.R.S. Employer Identification No.)

               Park Irvine Center, 14771 Myford Road, Building B
                ------------------------------------------------
                                Tustin, CA 92780
                                ----------------
                    (Address of principal executive offices)

                                 (714) 508-1470
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                      None
                                     -----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X Yes        No
          ----      ----
State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

          Common stock, par value $.001; 3,153,232 shares outstanding as of August 14, 1997

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See pages F-1 to F-8 attached

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

GENERAL

The management of the Company made the decision at year end 1992 to concentrate its resources and management efforts on the Company's tire recycling operations. This has been the Company's business since the beginning of 1993. Sales generally take six to eighteen months to complete. Some cash flow is generated by customer deposits and miscellaneous charges when a contract is signed. However, the bulk (generally 80%) of the cash flow is released to the Company when the product is shipped. Contracts often provide for a final payment, generally 5% to 10% of the contract amount, to be paid when installation is completed.

Based on the periodic nature of these payments and the ongoing nature of administrative expenses, the Company intends to increase, beginning in 1997, the initial payment made when sales agreements are executed and obtain the full balance when equipment is delivered. The Company believes that these arrangements will eliminate many of the cash flow timing problems the Company has experienced in the past.

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

The Company may consider the possibility of making an offering of common shares to raise capital in the event anticipated sales revenue are not fully realized. To date, no agreement or commitments have been made to secure additional capital for the Company.

ATLANTA RUBBER RECYCLING, INC. AGREEMENT

Atlanta Rubber Recycling, Inc. has been unable, to date, to raise the required funds to proceed with their purchase commitments and the equipment sales agreement between the Company and Atlanta Rubber Recycling, Inc. has expired. However, Atlanta Rubber Recycling, Inc. has expressed interest in proceeding and is still seeking financing for the equipment. Because the Atlanta Rubber Recycling, Inc. contract has expired, the Company is aggressively seeking alternative buyers for the equipment, held in Company inventory, previously reserved for Atlanta Rubber Recycling, Inc.

MEXICO AGREEMENTS

The Company's project with Mexico Recycling Technology, continues on schedule. During the first and second quarters of 1997, the Company received revenue and cash flow from the pre equipment delivery phases of the contracts. The initial equipment package was shipped in July, 1997 and the final shipment is scheduled for the end of August, 1997.

Phase 2 of the Mexico contract is also on schedule with conclusion of the contract expected during the third quarter of 1997, following installation of the Phase 1 contract.

SAUDI AGREEMENTS

Negotiations for a Phase 3 contract of the Saudi project are continuing. The Company expects to finalize these negotiations in Saudi Arabia during the fourth quarter of 1997 when the Phase 1 and Phase 2 equipment is installed, with equipment delivery for Phase 3 scheduled for 1998.

NEVADA ENVIRONMENTAL TECHNOLOGIES, INC. AGREEMENT

The Company finalized negotiations during the first quarter of 1997 to issue a license to Nevada Environmental Technologies, Inc. The license fee is $100,000. The Company agreed to take $100,000 of common shares of the licensee's parent, Keystone Energy Service, Inc. (KESE) as payment of the license fee. The license fee was not recognized during the first quarter of 1997 because the value of the Keystone Energy Service, Inc. stock was not established until second quarter of 1997 following a merger and name change. A preliminary equipment sales agreement has also been signed which is contingent upon Nevada Environmental Technology, Inc. raising approximately $10 to $12 million dollars for the project which includes $7,500,000 equipment contract value. The Company does not anticipate finalizing the equipment contract until 1998 with delivery of equipment likely in 1999. (FN1)

WASTE RESOURCES RECLAMATION AGREEMENT

Negotiations with Waste Resources Reclamation for the sale and purchase of SMS press equipment are proceeding and the Company expects to conclude negotiations by the fourth quarter of 1997.

CURRENT NEGOTIATIONS

The Company is proceeding with sales discussions and negotiations with qualified international prospects in Germany, Hungary, The United Kingdom, Ireland, Morocco, Egypt and Syria and domestically with prospects in Michigan, Florida, California and Kentucky. As of June 30, 1997, agreements have not been finalized. The Company continues pursuing discussions and anticipates one or more of these sales will be signed and sales deposits received in 1997.

ECO-ETCH AND QUANTUM ENVIRONMENTAL SOLUTIONS & TECHNOLOGY, INC.

The Company is engaged in negotiations with IN.TEC, GmbH, a German environmental technology firm, for the exclusive North American distribution rights to the marketing of the "ECO-ETCH" system. ECO-ETCH is the brand name given to new technology for the recycling and recovery of etching solutions used in the printed circuit board manufacturing industry. On April 21, 1997, the Company incorporated Quantum Environmental Solutions & Technology, Inc. ("QEST") as a wholly owned subsidiary to market the ECO-ETCH system upon conclusion of the negotiations, which is anticipated during the third quarter of 1997.

Eco-etching will remove and recuperate copper from ammoniac etching solutions used in the manufacture of printed circuit boards. Numerous laboratory tests have been carried out by the manufacturer to confirm that Eco-etching through a chemical process allows for the total regeneration of etching solutions and the total recuperation of copper. As an example, an Eco-etching plant with a treatment capacity of 30 liters/hour of spent etching liquid containing up to 170 g/1 of metal, recuperates 5kg/1 of copper. The Eco-etching technology is highly modifiable and may be tailored to suit the characteristics of the etching plant and the etched circuits. The entire process is fully automated and computer controlled using sensors located in various parts of the system.

The Company is negotiating with IN.TEC on the basis that they will supply to a US based Quantum customer, an option based guaranteed system for six months, which after this time, the customer can purchase the system following successful "real-time" testing of the design performance characteristics.

The Company has negotiated a wholesale price for various size of plants, however, the draft exclusive contract calls for minimum annual orders and the Company is still reviewing this in light of the technology supplier draft North American distribution agreement. The Company is taking a very conservative approach with this project in order to gauge the potential market acceptance of this concept. In this regard, the Company's Website has been used to stimulate inquiries, several of which are presently being followed up. At this time, no contracts have been signed with any potential customers and the distribution agreement is still under negotiation.

RECENT INTERNAL DEVELOPMENTS

EURECTEC MARKETING DIVISION. The Company has established a marketing division of it's subsidiary, Eurectec, Inc. Presently dormant, this division will be used for the marketing of a wide variety of PressMaster products. The Company anticipates this division will assist customers in the promotion and sale of PressMaster products.

QUANTUM MODIFIED ASPHALT XCETERA ("QMAX"). The Company has established this division to market specialized mobile equipment concerned with the mixing of crumb rubber and asphalt. Presently dormant, this division will also be responsible for crumb rubber technology transfer programs.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had cash of $8,005.

Although the Company continues to realize delays in cash from existing and pending projects, Management believes that proceeds from current equipment sales and license fees, together with pending sales will provide sufficient capital and liquidity to meet the company's needs for the next twelve months.

During the first half of 1997, the Company's net cash generated by operations was $5,821, compared to cash generated of $236,647 during the first half of 1996. In the comparable 1996 period the Company had an increase of customer deposits of $404,446 and the utilization of deposits on inventory of $424,820, partially off set by an increase in accounts receivable of $202,359, and reductions in accrued expenses and accounts payable of $80,194, and $66,565 respectively. This activity resulted from the delivery of Phase one of the Saudi Project. During the first half of 1997, the Company received the first revenues and cash flow from the Mexico contract. This large difference is solely the result of the timing of the shipments on large projects and is not indicative of a declining trend in revenue or in Company activity.

The Company experienced a loss of $19,085 in the quarter ended March 31, 1997 compared to a loss of $193,870 in 1996. The Company had no revenue during the second quarter of 1996.

Accounts receivable of $20,000 are $362,322 less than the June 30, 1996 balance. The Company collected the final payment of phase two of the Saudi contract ($184,522) during the second quarter of 1997.

Inventory increased during the first six months of 1997 by $27,457. This increase is in tile production materials for the SMS machine.

Accounts payable at June 30, 1997 of $112,630 are $246,727 less than the June 30, 1996 balance of $ 359,357 at June 30, 1997 and is a reduction of $92,702 since December 31, 1996. Accrued Expenses increases to $165,049 at June 30, 1997 from $133,192 at June 30, 1996. The June 30, 1997 balance is an increase of $6,227 from December 31, 1996. This increase represents an increase $36,478 in accrued interest, reduced by $30,251 in cash payments.

1996 Investing Activities consisted of the sale of the Company's residential property in Miami, Florida, and the purchase of the Rothbury license agreement during the second half of 1996. The company added $24,773 capital improvements to the SMS Machine during the current year.

Financing activity in the six months ended June 30, 1997 consisted of a decrease in advances from officers of $18,003 compared to an increase of $23,000 in 1996. In 1996 the Company paid off the mortgage on the sale of the residential property and paid off the vehicle note. There were no comparable transaction in the six months ended June 30, 1997. The Company completed negotiations to arrange for financing using its held letters of credit on pending equipment deliveries, and borrowed $50,000 against the Mexico Letter of Credit during the second quarter of 1997 which has subsequently been paid in full in August, 1997.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND THE THREE MONTHS ENDED JUNE 30, 1996.

The Company generated revenue of $154,889 during the three months ended June 30, 1997. No revenue was generated in the same period of the prior year. The 1997 revenue is for management services on the beginning of the Mexico contract and the sale of the license to Nevada Recycling Technologies, Inc. The differences in revenue for the two periods is the result of the project nature of the Company's business an is not indicative of a trend in revenue or Company activities.

Depreciation expense increased from $2,604 to $12,253 due to the purchase in 1996 of the SMS press equipment and the addition to it in 1997.

Office and Administrative expenses declined during the 1997 quarter. These expenses had been higher in 1996 due to the Saudi project.

Interest expenses increased because of the financing of the SMS press equipment.

Minority Interest is a credit of $5,377 for the three months ended June 30, 1997, this credit is less than the $34,111 credit for the quarter ended June 30, 1996, because of the lower loss in the current year.

Income tax expense is a credit of $2,423, which reverses the first quarter expense due to the year to date loss. In 1996 the company reversed an accrual of $8,900 for the same reason.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND THE SIX MONTHS ENDED JUNE 30, 1996.

The Company had revenue of $341,450 in the Six months ended June 30, 1997. Revenue of $781,549 was generated in the same period of the prior year. The 1996 revenue reflects the shipment of part one of the Saudi project. The 1997 revenue is for management services on the beginning of the Mexico contract and the sale of the license agreement to Nevada Recycling Technologies, Inc. The difference in revenue for the two periods is the result of the timing of shipments of large contracts and is not indicative of a downturn in revenue or Company activities.

Commission expense of $70,000 was recognized on a completed Saudi sale in 1996. Commissions of $37,000 were paid during the three months ended March 31, 1997, but treated as prepaid as they relate to the equipment portion of the Mexico contract. These commissions will be expensed at the time the sale revenue is recognized.

Depreciation expense increase from $5,208 to $123,231 due to the purchase in 1996 of the SMS press equipment and the addition to it in 1997.

Office and Administrative expenses declined during the 1997 quarter. These expenses had been higher in 1996 due to the Saudi project.

Interest expenses increased because of the financing of the SMS press equipment.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None during the Six months ended June 30, 1997, however, The Company shares were reverse split 1 for 3 effective July, 1997.

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          On June 27, 1997, the Company held its annual meeting of shareholders and presented the following matters for a vote of the shareholders:

     A. Elect three directors for one year terms each to serve until the next annual meeting of shareholders or until his successor is elected and qualified:

               Ehrenfried Liebich       FOR: 4,379,078      WITHHELD: -0-
               John F. Pope             FOR: 4,379,078      WITHHELD: -0-
               Keith J. Fryer           FOR: 4,379,078      WITHHELD: -0-

     B. Approve a one for three reverse split of the issued and outstanding common shares of the Company:

               FOR            AGAINST        ABSTAIN        NOT VOTED
               ---            -------        -------        ---------
               4,379,078      -0-            -0-            5,080,891

     C.   Approve the 1997 Stock Option Plan of the Company.

               FOR            AGAINST        ABSTAIN        NOT VOTED
               ---            -------        -------        ---------
               4,379,078      -0-            -0-            5,080,891

     D. Amend the Articles of Incorporation to create a class of preferred stock, to consist of 5,000,000 shares which may be issued in series or classes and with such other designation of rights and preferences as may be determined by the Board of Directors:

               FOR            AGAINST        ABSTAIN        NOT VOTED
               ---            -------        -------        ---------
               4,379,078      -0-            -0-            5,080,891

     E.   To adopt Bylaws of the Company as amended by the Board of Directors:

               FOR            AGAINST        ABSTAIN        NOT VOTED
               ---            -------        -------        ---------
               4,379,078      -0-            -0-            5,080,891

     All matters were approved by a majority of the shareholders. The Company solicited proxies using a proxy statement which is included herein by reference.

Item 5.   Other Information

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed, or required to be filed, during the quarter ended June 30, 1997.

     (B)  Exhibits.  The following exhibits are included as part of this report:

Exhibit   SEC Exhibit
Number    Ref. Number    Title of Document                       Location
------    -----------    ------------------------------          ---------

3         3              Articles of Amendment to the Articles   Attached
                         of Incorporation of The Quantum Group,
                         Inc.

10.01          10        Waste Resources Reclamation             Attached
                         Letter of Intent

10.02          10        Nevada Environmental Technologies,      Attached
                         Inc., Agreement

22             22        Proxy Statement                         Incorporated
                                                                 by reference*

27             27        Financial Data Schedule                 Attached

     * Incorporated by reference from the Definitive Proxy Statement filed June 16, 1997 by the Registrant on Form Type DEF 14A as filed with the Commission, SEC file no. 0-23812

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                            The Quantum Group, Inc.



August 14, 1997                         -----------------------
                                        Ehrenfried Liebich
                                        Chairman of the Board, President, and
                                        Chief Executive Officer




August 14, 1997                         -----------------------
                                        John F. Pope
                                        Vice President, Finance
                                        Chief Accounting Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                            The Quantum Group, Inc.



August 14, 1997                              /s/ Ehrenfried Liebich
                                             ----------------------------
                                             Ehrenfried Liebich
                                             Chairman of the Board,
                                             President, and
                                             Chief Executive Officer




August 14, 1997                               /s/ John F. Pope
                                              --------------------------
                                             John F. Pope
                                             Vice President, Finance
                                             Chief Accounting Officer

                            THE QUANTUM GROUP, INC.
                                       &
                                  Subsidiaries


                              FINANCIAL STATEMENTS












                Three Months and Six Months Ended June 30, 1997
                Three Months and Six Months Ended June 30, 1996

                            THE QUANTUM GROUP, INC.            (F-1)
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                    June       June    December
                                                30, 1997   30, 1996    31, 1996
                                               ---------- ----------  ----------
          ASSETS

CURRENT ASSETS
     Cash                                      $    8,005 $  210,192  $    6,602
     Accounts Receivable                           20,000    382,322     204,522
     Inventory                                    518,036    490,579     490,579
     Loan Receivable                                    0          0           0
     Note Receivable                                    0     83,960           0
                                               ---------- ----------  ----------
       Total Current Assets                       546,041  1,167,053     701,703
PROPERTY & EQUIPMENT
     Furniture and Fixtures                         6,852      6,986      10,651
     Residential Property                               0          0           0
     Vehicles                                           0        749           0
     Equipment                                    175,485          0     170,144
                                               ---------- ----------  ----------

       Total Property &                           182,337      7,735     180,795
          Equipment

OTHER ASSETS
     Cash Pledged                                   5,122          0       5,122
     Accounts Receivable                                0    254,221           0
     Loan Receivable                                    0     38,750           0
     Securities                                   100,000      6,250           0
     License Rights                               439,500    489,255     464,377
     Deposit                                        3,281        661       3,281
     Tax Benefit Deferred                              80          0          80
     Prepaid Commissions                           37,008     67,415           0
                                               ---------- ----------  ----------
       Total Other Assets                         584,991    856,552     472,860
                                               ---------- ----------  ----------
       Total Assets                            $1,313,369 $2,031,340  $1,355,358
                                               ========== ==========  ==========
/TABLE

                            THE QUANTUM GROUP, INC.            (F-2)
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                     June       June    December
                                                 30, 1997   30, 1996    31, 1996
                                               ---------- ----------  ----------
       LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accrued Expenses                          $  165,049 $  133,192  $  158,822
     Accounts Payable                             112,630    359,357     205,332
     Due Officers                                 133,149     81,701     151,152
     Customer Deposits                             23,860    648,920           0
     Franchise Tax Payable                              0          0           0
     Capitalized Leases                                 0     16,741           0
     Current Maturities                           785,197    266,871     785,197
     Note Payable                                  50,000          0           0
                                                --------- ----------  ----------

       Total Current Liabilities                1,269,885  1,506,782   1,300,503

LONG TERM LIABILITIES
     Note Payable - Machinery                     170,519          0     170,519
     Note Payable - Technology                    347,547          0     347,547
     Note Payable                                 267,131    620,418     267,131
     Less Current Maturities                    (785,197)  (266,871)    (785,197)
                                               ---------- ----------   ----------
       Total Long Term                                  0    353,547           0
          Liabilities

Minority Interest
 in Subsidiary                                     82,464     81,049      84,739

STOCKHOLDER'S EQUITY

     Common stock, 50,000,000
       shares authorized
       9,456,696 shares
       outstanding                                  9,457      9,457       9,457
     Paid in Capital                            1,678,363  1,678,363   1,678,363
     Accumulated Deficit                      (1,726,800)(1,597,778) (1,717,704)
                                              ----------  ----------  ----------
       Total Stockholders'                       (38,980)     90,042    (29,884)
         Equity

       TOTAL LIABILITIES &                     ---------- ----------  ----------
          STOCKHOLDERS' EQUITY                 $1,313,369 $2,031,420  $1,355,358
                                               ========== ==========  ==========


                               THE QUANTUM GROUP, INC.             (F-3)
                               STATEMENT OF OPERATIONS
                                     (UNAUDITED)

                              Three         Six        Three         Six       Twelve
                             Months      Months       Months      Months       Months
                              Ended       Ended        Ended       Ended        Ended
                               June        June         June        June     December
                                30,         30,          30,         30,          12,
                               1997        1997         1996        1996         1996
                        ----------- -----------  ----------- -----------  -----------
REVENUE
     Equipment Sales    $    54,889 $   241,152  $         0 $   781,549  $ 2,872,679
     License Sales          100,000     100,000            0           0       35,000
     Other                        0         298            0           0            0
                        ----------- -----------  ----------- -----------  -----------
       Total Revenues       154,889     341,450            0     781,549    2,907,679

COST OF SALES                     0           0            0     457,813    1,895,468
                        ----------- -----------  ----------- -----------  -----------
       Gross Profit         154,889     341,450            0     323,736    1,012,211

EXPENSES
     Commission                   0           0            0      70,000      195,077
     Depreciation            12,253      23,231        2,604       5,208       22,926
     Amortization            12,439      24,878        8,292       8,292         33,169
     Travel                  11,802      25,871       35,058      40,656       67,586
     Professional Fees        1,156       1,156       10,000      10,000       68,147
     Office                  11,693      25,872       16,349      36,783       21,546
     Rent & Utilities        13,465      38,113       16,227      30,455       83,103
     Administration Expenses 20,482      39,060       51,432      89,011       87,283
     Consulting Fees         57,545     115,461       86,714     162,321      265,375
     Interest                40,939      59,178       10,205      21,487       88,161
     Accounts Receivable
      Written Off                 0           0            0           0      376,931
     Foreign Currency
      Translation                 0           0            0           0      (6,344)
                         ---------- -----------  ----------- -----------  -----------
       Total Expenses       181,774     352,820      236,881     474,213    1,302,960
                         ---------- -----------  ----------- -----------  -----------
       Net Profit or
       (Loss) from
       Operations          (26,885)    (11,370)    (236,881)   (150,477)    (290,749)

                               THE QUANTUM GROUP, INC.                (F-4)
                               STATEMENT OF OPERATIONS
                                     (UNAUDITED)
                                     -Continued-

                                        Three       Six     Three       Six    Twelve
                                       Months    Months    Months    Months    Months
                                        Ended     Ended     Ended     Ended     Ended
                                         June      June      June      June  December
                                          30,       30,       30,       30,       31,
                                         1997      1997      1996      1996      1996
                                    --------- --------- --------- --------- ---------
Other Income & (Expenses)
 Interest Income                            0         0         0         0       122
 Gain of Sale of Residence                  0         0         0         0    38,327
 Loss on Investment                         0         0         0         0   (6,250)
 Income - Capital Lease                     0         0         0    24,850    16,741
                                    --------- --------- --------- --------- ---------
 Total Other Income & (Expenses)            0         0         0    24,850    48,940
 Profit or (Loss)                    (26,885)  (11,370) (236,881) (125,627) (241,809)

Taxes & Minority Interest
 Minority Interest                      5,377     2,274    34,111    16,733    12,989
 Provision for Taxes                    2,423         0     8,900         0         0
 Provision for Taxes and            --------- --------- --------- --------- ---------
        Minority interest               7,800     2,274    43,011    16,733    12,989
                                    --------- --------- --------- --------- ---------
 Net Profit or (Loss)
 After Tax and Minority
 Interest                           ($19,085)  ($9,096)($193,870)($108,894)($228,820)
                                    ========= ========= ========= ========= =========
  Net Profit or (Loss)
  Per Share                           ($0.00)   ($0.00)   ($0.02)   ($0.01)   ($0.02)

 Weighted Average
 Shares Outstanding                 9,456,696 9,456,696 9,456,696 9,456,696 9,456,696

 Diluted Net Profit or
 (Loss) Per Share                         N/A       N/A       N/A       N/A       N/A

 Weighted Average
 Shares Outstanding                       N/A       N/A       N/A       N/A       N/A

                               THE QUANTUM GROUP, INC.                  (F-5)
                          STATEMENT OF SHAREHOLDERS' EQUITY
                                     (UNAUDITED)
                        From January 1, 1994 to June 30, 1997

                                      COMMON STOCK         PAID IN   ACCUMULATED
                                   SHARES       AMOUNT     CAPITAL      DEFICIT
                               -------------------------------------------------
Balance,
December 31, 1993                9,444,696       $9,445  $1,664,775   ($693,770)

Shares issued for
Commission in Lieu
of Cash                             12,000           12      11,988

Loss for the
year ended
December 31, 1994                                                      (170,419)
                               -------------------------------------------------
Balance,
December 31, 1994                9,456,696        9,457   1,676,763    (864,189)
                               -------------------------------------------------
Loss for the
year ended
December 31, 1995                                                      (624,695)

Balance,
December 31, 1995                9,456,696        9,457   1,676,763  (1,488,884)
                               -------------------------------------------------

Contributed Capital                                           1,600

Loss for the
year ended
December 31, 1996                                                      (228,820)
                               -------------------------------------------------

Balance,
December 31, 1996                9,456,696       $9,457   1,678,363  (1,717,704)

Loss for the Six
Months ended
June 30, 1997                                                           (89,096)
                               -------------------------------------------------
Balance,
June 30, 1997                    9,456,696       $9,457  $1,678,363 ($1,806,800)
                               =================================================


                               THE QUANTUM GROUP, INC.    (F-6)
                               STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                 Six        Six      Twelve
                                              Months     Months      Months
                                               Ended      Ended       Ended
                                                June       June    December
                                            30, 1997   30, 1996    31, 1996
                                          ---------- ----------  ----------
Cash Flows from Operating Activities
  Net Profit (Loss)                        ($89,096) ($108,894)  ($228,820)
  Adjustments to reconcile net profit
   or (loss) to net cash:
     Write Off Investment                          0          0       6,250
     Write Off Loan Receivable                     0          0      38,750
     Write Off Long Term Receivable                0          0     338,181
     Amortization & Depreciation              48,108     13,498      56,095
     Foreign Currency Remeasurement                                 (6,344)
     Non Cash Income                                               (16,741)
     Minority Interest                      (22,275)   (16,733)    (12,989)
  Changes in Operating Assets &
   Liabilities
   (Increase) Decrease in
    Accounts Receivable                      184,522  (202,359)    (24,559)
   (Increase) Decrease in Inventory          (27,457)        0           0
   (Increase) in Deposit on Inventory        424,820   424,820           0
   Decrease (Increase) in Long Term
    Accounts Receivable                           0          0           0
   (Increase) Decrease in Loan Receivable
   (Increase) in Prepaid Commissions        (37,008)   (67,415)          0
   (Increase) Decrease in Deposits                 0          0     (3,281)
   Increase (Decrease) in Notes Receivable
   Increase (Decrease) in Accrued Expenses     6,227   (93,694)    (68,034)
   Increase (Decrease) in Accounts Payable  (92,702)  (117,022)   (271,047)
   Increase (Decrease) in  Tax Payable
   Increase in Customer Deposits              23,860    404,446   (244,464)
   Increase in Cash Pledged                        0          0     (5,122)
   Rounding                                        0          0         (3)
                                           ---------  ---------   ---------
     Net Cash Generated (Used) by
     Operating Activities                    (5,821)    236,647    (17,308)
                                           ---------  ---------   ---------

                               THE QUANTUM GROUP, INC.                (F-7)
                               STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                      Continued

                                                 Six        Six      Twelve
                                              Months     Months      Months
                                               Ended      Ended       Ended
                                                June       June    December
                                            30, 1997   30, 1996    31, 1996
                                          ---------- ----------  ----------
Cash Flows from Investing Activities
  Purchase of Equipment                     (24,773)          0   (182,295)
  Purchase of License Rights                       0  (497,547)   (497,547)
  Sale of Residential Property                     0    236,586     252,532
  Purchase of Furniture                            0          0    (11,086)
                                          ---------- ----------  ----------
     Net Cash Provided (Used)
     by Investing Activities                (24,773)  (260,961)   (438,396)

Cash Flows From Financing Activities
  Payment of Long Term Debt                        0  (165,000)   (169,781)
  Increase (Decrease) in Notes
   Payable                                    50,000    353,547     511,896
  Increase (Decrease) in Vehicle
   Note Payable                                    0    (4,781)           0
  Increase (Decrease) in Amounts
   Due Officers                             (18,003)     23,000      92,451
  Contributed Capital                              0      1,600       1,600
                                          ---------- ----------  ----------
     Net Cash Provided by
        Financing Activities                  31,997    208,366     436,166
                                          ---------- ----------  ----------

     Increase (Decrease) In Cash               1,403    184,052    (19,538)

     Cash at Beginning of Period               6,602     26,140      26,140
                                          ---------- ----------  ----------
     Cash at End of Period                $    8,005 $  210,192  $    6,602
                                          ========== ==========  ==========

Significant Non-Cash Transactions:
In February 1997, as discussed in Item 2. Management's Discussion and Analysis of Financial Statements, (FN1). The Company issued a license agreement to Nevada Environmental Technology, Inc. The licence agreement fee was $100,000 which was paid by $100,000 of common shares of the licensee's parent
Keystone Energy Service, Inc. (KESE)

                               THE QUANTUM GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

                             THE QUANTUM GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE #2 - SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------
(I) Issuance of Subsidiary's Stock: The Company has elected to accounts for shares issued by its subsidiary as an equity transactions.
(J)  Estimates:   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.