Form 10KSB/A
period 1996-12-31
QUANTUM GROUP INC /NV/
filed 1997-10-02
CIK 921450

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB/A
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1996
                                    -----------------
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
                            -----------------------
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

As of December 31, 1996, issuer had 9,456,696 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.    Yes [  ]  No [X]

Documents incorporated by reference: none

                 Page 1 of 33 consecutively numbered pages

                           The Quantum Group, Inc.
      Annual Report on Form 10-KSB/A for the Year ended December 31, 1996

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

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . 15

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . . . 16

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . 25

 PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  . . . . . . . . 25

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . 27

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . 29

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . 30

                                   PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 30

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32


--------------------------------------------------------------------------------
                                    PART I
--------------------------------------------------------------------------------
                       ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------
     The Quantum Group, Inc., (the "Company"), is in the business of investigating innovative products in the environmental and recycling industries and obtaining licensing and marketing rights to such products. The principal offices of the Company are located at the Park Irvine Center, 14771 Myford Road, Building B, Tustin, California. The Company was organized as a corporation in 1968, under the laws of the state of California. In 1988 the Company changed its domicile from California to the State of Nevada and has operated as a Nevada corporation since that time.

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

CISAP Agreement
---------------

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

                                        3

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

     Eurectec initially made a purchase of a COMPACT 3000 System for use as a sales demonstration system in Wilmington, California. The system was operated as a demonstration system until the first larger capacity COMPACT 6000 System was sold by Eurectec and put into commercial operation in Canada by a Canadian
company.   In March 1995, the Company closed the Wilmington facility and began to use the Canadian facility to demonstrate the tire recycling equipment. Eurectec is storing the CISAP 3000 System.

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

                                      4

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

     Recently, CISAP has completed a re-designed granulator, designated the COMPACT 9000 System, which has greater production capacity and lower maintenance
cost than the earlier systems.  The first COMPACT 9000 System will be installed in Mexico in 1997 pursuant to a sale made by Eurectec. CISAP accomplished increased output in the COMPACT 9000 System by re-designing the way the tires are processed prior to granulation. CISAP's earlier granulator systems shredded the tires and then sent the entire contents of the shredded tire, steel, fabric and rubber through the granulation process This caused considerable wear and tear to the cutting blades and the high speed mills in the granulating equipment, which led to slower processing, greater maintenance and down-time. In COMPACT 9000 Systems, almost all of the steel and fabric is removed from the rubber by passing through a grinder prior to introduction into the granulation process.
                                 5

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

SMS Agreement
-------------
     In May of 1996, Eurectec entered an agreement with SMS Sondermaschinen GmbH, a German corporation, ("SMS"). The agreement grants Eurectec the exclusive right to sell and market SMS equipment and machinery on a worldwide basis. SMS has expertise in the manufacturing of machinery and equipment used in the recycling of tires and the manufacturing of products using crumb rubber. SMS has developed proprietary binding and pigment agents that enable SMS presses, blenders and rollers to manufacture, at low temperatures, a wide variety of commercial products using crumb rubber. The agreement grants to Eurectec the exclusive right to market and sell worldwide any machinery, equipment, product, binder, process, application or license using any of the know-how, trade secrets, patents, confidential information or other technology of SMS (collectively "SMS products"), which is either currently owned by SMS or developed or acquired by SMS in the future.

     Management believes that the SMS products will enhance its ability to compete in the tire recycling industry and increase its sales. Eurectec will concentrate its efforts on marketing the SMS presses, binders and molds that manufacture products from crumb rubber such as interlocking paving tiles, playground tiles, heating tiles, door mats, livestock stable mats, industrial
                                 6
fatigue mats, continuous roll material and carpet underlayment. The SMS products allow Eurectec customers to utilize their crumb rubber production to manufacture products with higher profitability than realized from sales of commodity grades of crumb rubber.

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

Rothbury Agreement
------------------

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

     To date all costs incurred by the Company in preparing for the manufacture of products utilizing the Rothbury process have been included in the original agreement with Rothbury. The Company does not anticipate any further capital outlay. The Company is, however, currently soliciting proposals from outside vendors regarding manufacture of heating units to utilize the Rothbury process. In this effort, the Company would not expend any additional capital, rather prospective vendors would develop appropriate heating units at their expense that could utilize the Rothbury process. The Company has just recently begun

                                  7
soliciting proposals and will conduct feasibility studies based on the results of the outside vendor proposals. The Company projects that feasibility studies should be complete by year end, 1997.

     Eventually, the Company plans to market Rothbury process such as heated tiles, to retail consumers, wholesale buyers and custom sales. Further, in addition, to product sales, the Company anticipates marketing the Rothbury system (including licenses) and equipment sales to support the Rothbury system.

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

Eurectec Granulating System (EGS)
---------------------------------

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

     The EGS System will also offer as an option, a grinder which will reduce the crumb rubber to minus 100 mesh and a proprietary process offered through SMS to devulcanize the finely ground rubber. The devulcanized rubber
                                8
restores the crumb rubber to 50% to 85% of its original elasticity and allows the crumb rubber to be mixed with virgin rubber and to be revulcanized.

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

     The EGS development has progressed to the point where the Company does not anticipate incurring any further development costs for the remainder of 1997. The Company is currently undergoing marketing and sales efforts of the EGS with the intent that the sales of the system will provide any funds necessary for further design or development requirements that may arise.

Tire Recycling Industry and Competition
---------------------------------------

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

     One of the challenges facing the tire recycling industry has been the lack of reasonably priced equipment for the production of crumb rubber, given the production capacity of such equipment and the prevailing market prices of crumb rubber. Prices of crumb rubber varying according to the mesh (size) of the
                                  9
rubber. Rubber with a mesh of minus 10 to 25 sells for $.17 - .20 per pound and is the common size used in asphalt paving. The after-market products manufactured from the SMS press equipment use rubber of approximately minus
30 mesh and sells for approximately $.20 - .22 per pound. Very finely ground crumb rubber which is suitable for treatment with devulcanizing chemical process is usually minus 80-100 mesh and sells for $.40 - .45 per pound.

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

                                   10

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

Marketing and Sales
-------------------
     Eurectec has had most success marketing and selling outside of the United States where there are attractive incentives offered to investors by way of government grants, low interest loans and tax advantaged investment programs.

     Eurectec has encountered challenges in making sales of the CISAP systems in the United States. These obstacles arise from the substantial capital expenditure required to commence a recycling facility and the ability of interested parties to secure adequate supplies of tires for recycling.

                                   11

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

                                    12

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

Employees
---------

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

Company Subsidiaries
--------------------

    The majority of the Company's business is transacted through its 85% owned subsidiary Eurectec. The remaining 15% interest in Eurectec is held by 67 shareholders, none of whom are officers, directors, control persons or
affiliates of the Company.   Eurectec was formed by the Company, under the
laws of the State of Nevada in 1991. As discussed earlier, the Company

                                 13
negotiated its licensing agreements with CISAP and SMS and Rothbury through Eurectec and the Company uses Eurectec to market and sell the tire recycling equipment. Eurectec also markets and sells sub-licenses for the Company. The Company expects to enter into various other businesses most of which will be related either directly or indirectly to the environmental technologies business. Pursuant to that expectation, the Company has formed various subsidiaries of Eurectec which will be used to transact the Company's business dealings in these areas.

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

     Pacific Rubber Recycling Ltd, ("Pacific Rubber") is a wholly owned subsidiary of Eurectec International. Pacific Rubber was organized pursuant to the laws of the Province of British Columbia and was incorporated in May 1995. When cash flow improves, the Company intends to open its own tire recycling facility operated through this company. The Company currently is not pursuing the establishment of a recycling facility. Pacific Rubber is unfunded and has not transacted any business activities.
________________________________________________________________________________
                       ITEM 2.  DESCRIPTION OF PROPERTY
________________________________________________________________________________

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

                                  14

________________________________________________________________________________
                            ITEM 3.  LEGAL PROCEEDINGS
________________________________________________________________________________

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

     The Company is not currently involved in any legal proceedings.
________________________________________________________________________________
                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                            OF SECURITIES HOLDERS
________________________________________________________________________________

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 1996.
________________________________________________________________________________

                                   PART II

________________________________________________________________________________
                    ITEM 5.  MARKET FOR COMMON EQUITY AND
                         RELATED STOCKHOLDER MATTERS
________________________________________________________________________________
  The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "QTMG." As of December 31, 1996 the Company had 268 shareholders holding 9,459,696 common shares. Of the issued and outstanding common stock, 2,432,266 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission . The Company has never declared a dividend on its common shares.
                                    15

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

     The foregoing figures were furnished to the Company by the National
Quotation Bureau, 1 Penn Plaza, 15th Floor, New York, New York 10001.
________________________________________________________________________________
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
          AND RESULTS OF OPERATIONS
________________________________________________________________________________

Liquidity and Capital Resources
-------------------------------

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


     Based on the periodic nature of these payments and the ongoing nature of administrative expenses, the Company intends to increase, beginning in 1997, the initial payment made when sales agreements are executed and obtain the full balance when the equipment is delivered.  In addition, the Company is currently negotiating financing arrangements whereby the letters of credit, opened by
                                   16

equipment purchasers to secure payment of equipment, will be used as collateral for short term borrowing by the Company. The Company believes that these negotiations will be successfully concluded in the second half of 1997 and that the financing arrangements will eliminate many of the cash flow timing problems the Company has experienced in the past.

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

     In 1996 Eurectec purchased the rights to technology from Rothbury
Engineering Limited for $500,000. Eurectec made initial payments under the agreement in the amount of $150,000. The payments were made from working capital generated from period sales. Eurectec was unable to make payment of the full amount of the purchase as required by the agreement on December 31, 1996. However, the parties agreed to an extension of the payment, with no penalty to Eurectec, period to December 31, 1997. (See page 7 and 8 for description of Rothbury technology and the impact of the Company.)

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

                                    17

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

                                    18


Results of Operations
---------------------

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

     Because all sales by the Company are project oriented, the sales are not necessarily recurring. Some projects may carry over a period of two or more years until completion and some customers may request further modifications, add-ons or additional systems or equipment not a part of the original sale, thus generating additional new sales. However, a typical customer will order a single system with no assurance any additional orders will be placed by that customer.

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

                                        19

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

     The Company leased two photocopiers in 1991. In early 1992 the Company defaulted in its lease payment obligations. The leasing company never made demand for payment or attempted repossession of the copiers or initiated litigation against the Company. The Company has lost or misplaced its files regarding the lease agreements. In 1992 one of the copiers was stolen from the Company. The Company has never paid for the copiers and believes neither leasor will attempt to take possession of the equipment or file any legal process, and has therefore, taken the unpaid amount of the leases into extraordinary gain.
The default in the lease obligation will not have a material impact on the Company's future financial condition or results of operations because the amounts which might be claimed under the lease agreements are not material in relation to the Company's overall revenue and because claims for back lease payments may be legally unenforceable under applicable statutes of limitations.

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

                                     20

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

Comparison of the year ended December 31, 1996, and the year ended December 31,
-------------------------------------------------------------------------------
1995.
-----
     Revenue for the year ended December 31, 1996 was $2,907,679.  This is A
$227,889 increase over the revenues of $2,679,790 generated in the year ended
1995.  The increase in 1996 results from an increase in equipment sales of
$192,889 and $35,000 from a territory sublicense sold to Atlanta Rubber.

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

                                     21

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

                                       22

Comparison of the year ended December 31, 1995, and the year ended December 31,
-------------------------------------------------------------------------------
1994.
-----

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

                                     23

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

     During the three months ended June 30, 1995, the Company was able to sell
25,000 common shares owned by it in Texas Securities, Inc. for $12,500.  The
Company had written off these shares in 1993, when Texas Securities, Inc. filed for Chapter 7 liquidation under Federal bankruptcy law.  A group of investors, of which the Company was not a party, challenged the proceedings and wished to consolidate the ownership of the Texas Securities, Inc. shares.  The Company retained 25,000 shares in the hope of benefiting from investor group activities.  Only the cash receipt for the portion sold was recognized, as the value of the remaining portion is uncertain and the Company's stock is no longer trading.
--------------------------------------------------------------------------------
                          ITEM 7.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
     The following financial statements of the Company are filed as a part of this report:

     Report of Darrell Schvaneveldt, Certified Public Accountant;
     Balance Sheets as of December 31, 1996 and December 31, 1995;

                                   24

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

--------------------------------------------------------------------------------
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
     The Company has had no disagreements with its accountants as to any matter regarding accounting or financial disclosure.
--------------------------------------------------------------------------------
                                   PART III
--------------------------------------------------------------------------------
ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------
     The following table sets forth as of December 31, 1996 the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

Name                     Age  Position            Director or Officer Since
--------------------------------------------------------------------------------
Ehrenfried Liebich       54   President           March 1989
                              Director            March 1989

Keith J. Fryer           47   Vice President      March 1995
                              Director            March 1995

John F. Pope             53   Vice President      January 1991
                              Secretary           January 1991
                              Treasurer           January 1991
                              Director            March 1989

Markus J. Lenger         32   Vice President      October 1995
--------------------------------------------------------------------------------

                                   25

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

     DR. MARKUS J. LENGER is a Vice President of the Company.  Dr. Lenger first became involved with the Company in October 1995.  Dr. Lenger received a B.S.
in electronic engineering from The University in St. Gallen, Switzerland.  He also has a Doctorate degree in high energy physics from the Max Plank Institute in Munich, Germany.  Dr. Lenger has been self-employed as a consultant through his company, BioSurf, Inc., a California corporation he founded in 1994.
Previously, Dr. Lenger was a Vice President  of Research and Development for
Green Earth Technologies.  He has also been associated with BioVersal and
OekoSens.  Both companies are in the environmental remediation business.  Dr.
Lenger has eight years experience in developing bioremediation technologies.
                                   26

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

Compliance with Section 16(a) of the Exchange Act

     Directors and executive officers are required to comply with section 16(a)
of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5.  A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the effective date of the
Company's filing on Form 10-SB.    Form 4 is to report changes in beneficial
ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock.
Form  5 covers annual statement of changes in beneficial ownership which is due
90 days after the fiscal year end of the Company.  Messrs. Liebich, Pope and
Fryer were inadvertently late in filing reports on Form 3 and Form 5 for the year ended December 31, 1995.  And Mr. Fryer inadvertently  was late in filing a report on Form 4 regarding the sale of 4,800 common shares of the Company in
1996.
--------------------------------------------------------------------------------
                   ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------
     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 1996 the end of the
Registrant's last completed fiscal year).



                          Summary Compensation Table
                          --------------------------
                                        Long Term Compensation
                                        ----------------------
               Annual Compensation           Awards            Payouts
               -------------------           ------            -------
Name and Principal                                         Restricted
------------------
Position                                     Other Annual  Stock   Options/ LTIP    All Other
--------              Year   Salary   Bonus  Compensation  Awards  SARs     Payout  Compensation
                      ----   ------   -----  ------------  ------  ----     ------  ------------
Ehrenfried Liebich    1996   -0-      -0-    -0-           -0-      -0-     -0-     -0-
President/Director    1995   -0-      -0-    -0-           -0-      -0-     -0-     -0-
                      1994   -0-      -0-    -0-           -0-      -0-     -0-     -0-

Keith Fryer (1)       1996   65,321   -0-    -0-           -0-      -0-     -0-     65,415
Vice President/
Director              1995   77,950   -0-    -0-           -0-      -0-     -0-     -0-
                      1994   60,000   -0-    -0-           -0-      -0-     -0-     80,000

                                            27

John F. Pope (2)      1996   45,500   -0-    -0-           -0-      -0-     -0-     -0-
Vice President/
Secretary             1995   46,850   -0-    -0-           -0-      -0-     -0-     -0-
Treasurer/Director    1994   94,450   -0-    -0-           -0-      -0-     -0-     -0-

Markus J. Lenger      1996   23,944   -0-    -0-           -0-      -0-     -0-     -0-
Vice President        1995   -0-      -0-    -0-           -0-      -0-     -0-     -0-
                      1994   -0-      -0-    -0-           -0-      -0-     -0-     -0-

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

Bonuses and Deferred Compensation
---------------------------------

   The Company does not have any bonus, deferred compensation, employee benefit, or retirement plan. Such plans may be adopted by the Company at such time as deemed reasonable by the board of directors. The Company does not have a compensation committee, all decisions regarding compensation are determined by the board of directors.

Stock Option and Stock Appreciation Rights Plans
------------------------------------------------

     The Company does not have in effect any stock option plan or stock appreciation rights plan. The Company did not grant any options or stock appreciation rights in 1996. The Company did have a Non-qualified Incentive Stock Option Plan which was adopted in 1990. None of the options granted under that plan were exercised and all of the options expired in March of 1996.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

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

                                         28

--------------------------------------------------------------------------------
                   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------
     The following table sets forth as of December 31, 1996 the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 9,459,696 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of                           Amount and Nature of   Percentage of
-------                            -------------------    ------------------
Class    Name of Beneficial Owner  Beneficial Ownership   Class
-------  ------------------------  --------------------   ------------------
Common   Ehrenfried Liebich        3,962,778              41.89%
         14771 Myford Road
         Building B
         Tustin, California 90744

Common   Keith J. Fryer            5,200 (1)              .0005%
         14771 Myford Road
         Building B
         Tustin, California 90744

Common   John F. Pope              131,000 (2)            .013%
         14771 Myford Road
         Building B
         Tustin, California 90744

Common   Dr. Markus J. Lenger      0                      0%
         14771 Myford Road
         Building B
         Tustin, California 90744
--------------------------------------------------------------------------------
Common   All Officers, Directors
         as a Group:               4,098,978              43.33%
         (4 persons)
--------------------------------------------------------------------------------

(1) These shares are owned by Keith Fryer Associates California, Inc. Mr. Fryer is the owner operator of that business and is deemed to be the beneficial owner of these shares because he holds the sole voting and investment power regarding such shares.

                                   29

(2) Mr. Pope's total shares includes 106,000 shares held of record by Parallex Capital Corporation which he may be deemed to be a beneficial owner of the shares because he has shared investment power of the shares.
--------------------------------------------------------------------------------
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------
         As of December 31, 1996 the Company had borrowed directly from Mr. Ehrenfried Liebich the total amount of $151,152. The loans are non-interest bearing and are payable on demand. Mr. Liebich is the President, a Director and a beneficial owner of more than 10% of the Company's outstanding Common Stock. All of these funds were utilized to provide the Company with needed working capital. This loan was made on terms at least as favorable as terms the Company could have negotiated with an independent third party.
--------------------------------------------------------------------------------
                                   PART IV
--------------------------------------------------------------------------------
                  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year.

(b)  Exhibits.  The following exhibits are included as part of this report:

          SEC Exhibit
Exhibit   Reference
Number    Number        Title of Document                  Location
-------   -----------   -------------------------------    -----------------
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

                                   30

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

--------------------------------------------------------------------------------

                                  SIGNATURES

--------------------------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:                                     The Quantum Group, Inc.
                                           a Nevada corporation
                                           By: /s/ Ehrenfried Liebich
                                           ---------------------------
                                           Ehrenfried Liebich, President

DATE             NAME AND TITLE            SIGNATURE
---------        ---------------           -------------------------------
9-15-97          Ehrenfried Liebich        By: /s/ Ehrenfried Liebich
                 President/Director            ---------------------------
                                           Ehrenfried Liebich, President

9-15-97          Keith J. Fryer            By: /s/ Keith J. Fryer
                 Vice President/Director   -------------------------------
                                           Keith J. Fryer

9-15-97          John F. Pope              By: /s/ John F. Pope,
                 Vice President/Secretary  -------------------------------
                 Treasurer/Director         John F. Pope

                            THE QUANTUM GROUP, INC.
                                AND SUBSIDIARIES


                              FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                                       &
                               DECEMBER 31, 1995

/Letterhead/
                           Darrell T. Schvaneveldt
                         Certified Public Accountant
                      275 East South Temple, Suite 300
                          Salt Lake City, Utah 84111
                                 (801) 521-2392



                          INDEPENDENT AUDITORS REPORT
                          ---------------------------

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

Salt Lake City, Utah
March 28, 1997

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
                                         ============  ============

  The accompanying notes are an integral part of these financial statements

                    The Quantum Group Inc., and Subsidiaries
                           Balance Sheets -Continued-
                          December 31, 1996 and 1995

                                            December      December
                                            31, 1996      31, 1995
                                         ------------  ------------
                      LIABILITIES & STOCKHOLDERS   EQUITY
Current Liabilities
-------------------
 Accrued Expenses                       $    158,822  $    226,886
 Accounts Payable                            205,332       476,379
 Due Officers                                151,152        58,701
 Customer Deposits                               -0-       244,474
 Capitalized Lease Payable                       -0-        16,741
 Current Maturities                          785,197       268,835
                                         ------------  ------------
     Total Current Liabilities             1,300,503     1,292,016

Long Term Liabilities
---------------------
 Note Payable - Machinery                    170,519           -0-
 Note Payable - Technology                   347,547           -0-
 Note Payable                                267,131       266,871
 Vehicle Note Payable                            -0-         4,781
 Mortgage Payables                               -0-       165,000
 Less Current Maturities                    (785,197)     (268,835)
                                         ------------  ------------
     Total Long Term Liabilities                 -0-       167,817

Minority Interest in Subsidiary               84,739        97,782

Stockholders' Equity
--------------------
 Common Stock 50,000,000 Shares
   Authorized; Par Value of $0.001
   Per Share
 9,456,696 Shares Issued                       9,457         9,457
 Paid In Capital                           1,678,363     1,676,763
 Accumulated Deficit                      (1,717,704)   (1,488,884)
                                         ------------  ------------
     Total Stockholders' Equity              (29,884)      197,336
                                         ------------  ------------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY               $  1,355,358  $  1,754,951
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


   The accompanying notes are an integral part of these financial statements

                    The Quantum Group Inc., and Subsidiaries
                      Statements of Operations -Continued-
             For the Years Ended December 31, 1996, 1995 and 1994

                                  December         December         December
                                  31, 1996         31, 1995         31, 1994
                              -------------    -------------    -------------
Other Income & (Expenses)
-------------------------
 Interest Income              $       122      $        -0-     $         -0-
 Gain on Sale of Residence         38,327               -0-               -0-
 Loss on Investment                (6,250)              -0-               -0-
 Sale of Securities
  Previously Written Off              -0-            12,500               -0-
 Asset Abandonment                    -0-           (10,500)              -0-
                              -------------    -------------     -------------
     Total Other Income &
     (Expense)                      32,199            2,000               -0-
                              -------------    -------------     -------------
     Net (Loss) Before
       Extraordinary Items        (258,550)        (782,181)         (198,818)

Extraordinary Items
-------------------
     Income Capital Lease           16,741              -0-               -0-
                              -------------     ------------     -------------

         Net (Loss) After
         Extraordinary Items      (241,809)         (782,181)        (198,818)

 Taxes & Minority Interest
   Minority Interest                12,989          122,621            28,399
   Provisions for Taxes
    - Current                          -0-           34,785               -0-
   Provisions for Taxes
     - Deferred                        -0-               80               -0-
                               -------------    ------------     -------------
     Total Taxes &
     Minority Interest              12,989          157,486            28,399
                               -------------    -------------    -------------
     Net (Loss)                $    (228,820)    $  (624,695)    $   (170,419)
                               ==============   =============    =============
 Net (Loss) Per Share Before
   Extraordinary Item                   (.03)           (.07)            (.02)

 Net (Loss) Per Share After
   Extraordinary Item                   (.02)           (.07)            (.02)

 Weighted Average Shares
   Outstanding                   9,456,696        9,456,696          9,456,696

 Diluted Net Profit
   Per Share                           N/A              N/A                N/A

 Weighted Average Shares
   and Options Outstanding             N/A              N/A                N/A


   The accompanying notes are an integral part of these financial statements

                   The Quantum Group, Inc., and Subsidiaries
                       Statements of Stockholders' Equity
                   From January 1, 1994 to December 31, 1996

                                Common Stock           Paid In     Accumulated
                               Stock      Amount       Capital         Deficit
                       ---------------------------------------------------------
Balance,
January 1, 1994             9,444,696   $   9,445   $ 1,664,775    $   (693,770)

Shares Issued for
Commission in
Lieu of Cash                  12,000         12         11,988

Loss for Year Ended
December 31, 1994                                                     (170,419)
                        -------------------------------------------------------
Balance,
December 31, 1994          9,456,696       9,457     1,676,763        (864,189)

Loss for Year Ended
December 31, 1995                                                     (624,695)
                        -------------------------------------------------------
Balance,
December 31, 1995           9,456,696      9,457     1,676,763      (1,488,884)

Contributed Capital                                      1,600

Profit for Year Ended
December 31, 1996                                                     (228,820)
                         -------------------------------------------------------
Balance,
December 31, 1996           9,456,696   $  9,457   $ 1,678,363   $  (1,717,704)
                         =======================================================


   The accompanying notes are an integral part of these financial statements

                   The Quantum Group, Inc., and Subsidiaries
                           Statements of Cash Flows
             For the Years Ended December 31, 1996, 1995 and 1994

                                             1996           1995           1994
                                     -------------  -------------  -------------
Cash Flows from Operating Activities
------------------------------------
 Net Profit or (Loss)                $  (228,820)    $  (624,695)   $  (170,419)
 Adjustments to Reconcile Net Profit
  or (Loss) to Net Cash:
   Write Off Accounts Receivable             -0-         953,634            -0-
   Write Off Investment                    6,250             -0-            -0-
   Write Off Loan Receivable              38,750             -0-            -0-
   Write Off Long Term Receivable        338,181             -0-            -0-
   Amortization & Depreciation            56,095          14,342         16,648
   Foreign Currency Remeasurement         (6,344)            -0-            -0-
   Non Cash Income                       (16,741)            -0-            -0-
   Non Cash Expenses                         -0-             -0-         12,000
   Gain on Sale TSI Stock                    -0-         (12,500)           -0-
   Loss on Abandonment of Asset              -0-          10,500            -0-
   Reserve for Discontinued
     Operations                              -0-             -0-        (25,000)
   Minority Interest                     (12,989)       (122,621)       (28,403)
 Changes in Operating Assets &
  Liabilities:
  (Increase) Decrease in Accounts
   Receivable                            (24,559)       (174,203)      (306,896)
  (Increase) Decrease in Inventory           -0-          12,900          1,535
  (Increase) Decrease in Deposit on
   Inventory                             424,820             -0-       (150,000)
  Decrease (Increase) in Long-Term
   Accounts Receivable                       -0-         (338,181)          -0-
  Decrease (Increase) in Employee
   Receivable                                -0-           7,816         (7,816)
  (Increase) Decrease in Prepaid
   Insurance                                 -0-             984            974
  Decrease (Increase) in Prepaid
   Commissions                               -0-         273,500       (273,500)
  (Increase) Decrease in Deposits         (3,281)          8,335           (600)
  Increase (Decrease) in Accrued
   Expenses                              (68,034)        136,579         (1,984)
  Increase (Decrease) in Accounts
   Payable                              (271,047)        (49,217)       385,674
  (Decrease) Increase in Tax Payable
    - Current                                -0-         (34,785)           -0-
  (Decrease) Increase in Customer
     Deposits                           (244,464)       (244,464)       488,938
  Increase in Taxes Payable Deferred         -0-             (80)           -0-
  Increase in Cash Pledged                (5,122)            -0-            -0-
  Rounding                                    (3)            -0-            -0-
                                    -------------   -------------  -------------
     Net Cash (Used) by Operating
     Activities                          (17,308)       (182,156)       (58,849)


   The accompanying notes are an integral part of these financial statements

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

NOTE #2 - Significant Accounting Policies
-----------------------------------------
(A)     The Company uses the accrual method of accounting.
(B) Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
(C) The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
(D) Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
(E) The inventory is stated at the lower of cost or market. The inventory is a single recycling system that the Company intends to sell as a system. The Company is currently pursuing several prospects to the sell the system.

               The Quantum Group, Inc., and Subsidiaries
               Notes to Financial Statements -Continued-

NOTE #2 - Significant Accounting Policies -Continued-
-----------------------------------------------------
(F)     Consolidation Policies:    The accompanying consolidated financial
        statements include the accounts of the company and its majority - owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.
(G)     Foreign Currency Translation / Remeasurement Policy:   The company
        has no on site operations in foreign countries. All purchases and sales in foreign countries are concluded in American dollars. If at future dates assets and liabilities occur in foreign countries they will be recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line item in the equity section of the financial statements.
(H)     Depreciation:   The cost of property and equipment is depreciated
        over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
(I)     Issuance of Subsidiary's Stock: The Company has elected to accounts for shares issued by its subsidiary as an equity transactions.
(J)     Estimates:   The preparation of the financial statements in
        conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates

NOTE #3 - Inventory and Deposits
--------------------------------
In November 1992, Eurectec, Inc., a subsidiary purchased a granulator compact 3000 machine from an Italian manufacturer for $605,000 (DM), or $379,577 (USD). In 1993, Eurectec, Inc., purchased equipment, paid import fees thereon, freight, and set up fees for an additional $125,437
(USD) bringing the inventory to $505,014 (USD) at December 31, 1993. In 1994, the Company received credit from the manufacturer adjusting the
total inventory to $503,479 (USD).   In 1995, the Company used a Model 66
Electric De-Beader machine with a cost of $12,900 (USD) to settle claims for consulting fees by a former employee.

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


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

The Company's adjusted basis in the properties was $301,586 and there was $42,587 cost associated with the sale of providing the Company with a net profit of $38,327.

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

Lease periods on both leases have expired and neither leasor has made any attempt to take possession of the equipment or filed any legal process. The Company believes neither leasor will attempt to tkae possession of the equipment or filed any legal process, and has chosen to write off the capitalized lease as extraordinary income.

NOTE #6 - Notes Payable
-----------------------
The Company has the following notes payable obligations.

                                                              1996         1995
                                                          ---------    ---------
Notes Payable to a Non U.S. Entity, Stated in US
Dollars: No Collateral: Due December 31, 1997,
Interest at 16.67% Original Note $273,158 -
Remeasurement for Foreign Currency Translation
at Exchang Rates on December 31                           $ 267,131    $ 266,871

Notes Payable to an Auto Leasing Company,
Monthly Payments for 36 Months of $176.13                      -0-        4,781

Note Payable on Press Master Machine,
Interest at 16.67%, Due December 31, 1997,
Original Note $171,029 Remeasurement for
Foreign Currency Translation at Exchange
Rate on December 31,                                       170,519          -0-

Note Payable on Purchase of Rubber Product
Technology Due December 31, 1997, No Interest,
Purchased and Payable in U.S. Dollars                      347,547          -0-

               The Quantum Group Inc., and Subsidiaries
               Notes to Financial Statements -Continued-

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

At December 31, 1996, the exchange rate was US $1.54 for DM $1.00. The Company revalued the note at its current US $ equivalent and realized in the statement of operations a translation gain of $5,740.

NOTE #7 -  Lease Commitments
----------------------------
On July 15, 1996, the Company leased an office in Tustin,
California. The lease requires a security deposit of $3,281, monthly payments of $4,101 and expires on July 14, 1997.

NOTE #8 - Depreciation
----------------------
The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

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


               The Quantum Group, Inc., and Subsidiaries
               Notes To Financial Statements -Continued-

NOTE #9 - Notes Receivable
--------------------------

                                                       1996         1995
                                                 -----------  -----------
Notes Receivable from Sale of Equipment to
A. Geist of Hecklingen, Germany, $500,000
Deutsche Marks Converted at $1.449,
Payable $20,990 USD Quarterly at 8% Interest
Remeasured at December 31, 1995, at $1.4785      $      -0-   $  338,181
                                                 ===========  ===========
        Current Portion                                 -0-       83,960
        Long Term Receivable                            -0-      254,221

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

The Company received a 20% equity interest in the Canadian Company. The Canadian Company could not provide reliable financial statements to the Company and was not operating at the time of the exchange. The Canadian Company could offer no assurances as to when it might begin operations. The Company concluded that their equity position had no value and no asset has been recorded on the financial statements of the Company.


               The Quantum Group, Inc., and Subsidiaries
               Notes to Financial Statements -Continued-

NOTE #12 - Related Party Transactions
-------------------------------------
The Company has reimbursed two of its officers for travel and entertainment funds for services related to the Company's business. Scheduled below are payments for reimbursed expenses, consulting, accounting and financial services by related parties.

                                    Accrued                          Accounting
                                 Consulting   Reimbursed  Consulting  Financial
                   Commissions   & Expenses   Expenses         Fees    Services
                 ---------------------------------------------------------------
1996
Keith Fryer        $   65,415     $     -0-    $     -0-   $   65,321 $      -0-
John Pope                 -0-           -0-          -0-       45,500        -0-
Marcus J. Lenger          -0-           -0-          -0-       23,944        -0-

1995
Keith Fryer               -0-           -0-        8,501       77,950        -0-
John Pope                 -0-        15,450          -0-          -0-     31,400
Gayle Hickok              -0-           -0-        2,600          -0-        -0-

1994
Keith Fryer            75,000        13,000       17,325      128,420        -0-
John Pope                 -0-        34,450        1,100          -0-     60,000
Gayle Hickok              -0-           -0-          -0-       12,000        -0-


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

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

               The Quantum Group, Inc., and Subsidiaries
               Notes to Financial Statements -Continued-

NOTE #13 - Net Operating Loss Carryforward for Income Tax Purposes -Continued-
------------------------------------------------------------------------------

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


                                Minority Interest
---------------------------------------------------------------------------
                                                                     Total
       Shares      Percentage  Par      Paid in    Retained       Minority
       Issued      Owned       Value    Capital    Earnings       Interest
---------------------------------------------------------------------------
1995   4,812,000   15.62       $ 4,812  $ 161,137  $ (68,167)     $ 97,728
1996   6,500,000   20.00         6,500    206,233   (127,994)       84,739

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


               The Quantum Group, Inc., and Subsidiaries
               Notes to Financial Statements -Continued-

NOTE #15 - Accounts Receivable Written Off -Continued-
------------------------------------------------------
The Canadian license encountered operational difficulties because of their refusal to comply with CISAP's instruction to operate the equipment. These delays caused a cash flows problem which ultimately resulted in the need to restructure the Canadian Company. As a result of the restructuring process the Company agreed to write off its accounts receivable of $556,249 and its non current accounts receivable of $326,249.

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

An action was filed by Duthie Electric against "Eurectec Wilmington, Inc., dba, Eurectec, Inc.," Eurectec Wilmington, Inc., is a California corporation and was formed for the purpose of selling a CISAP 3000 System to an investor group in California. The investors did not obtain funding to complete the purchase. Eurectec, Inc., is a Nevada corporation and a subsidiary of the Company. A judgement was obtained against Eurectec Wilmington, Inc., doing business under the assumed name of Eurectec, Inc., and property of Eurectec Inc., was executed on by the Sheriff in Orange County, California. Neither the Company or Eurectec, Inc., was a party to the litigation. In 1997, the Company fully resolved the dispute by making a payment in the amount of $24,908 to Duthie Electric which was approximately one-half of the amount of the judgement entered against Eurectec Wilmington, Inc.

              The Quantum Group, Inc., and Subsidiaries
              Notes to Financial Statements -Continued-

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

B. Atlanta Rubber Recycling Inc., has confirmed in writing in 1997 their intentions of completing their sales agreement to purchase equipment held by the Company as inventory for $1,602,817 and to purchase a license for the state of Florida for $700,000. No sale of equipment or license fees has been booked pending payment of sales agreement and shipment of merchandise.

C. In January 1997, the Company concluded the sale of equipment to Mexico Recycling Technology, it's Mexican licensee for $3,737,000. Eurectec, Inc., received a letter of credit for $238,599 and, CISAP received a letter of credit for $2,101,000 and paid the Company its fees from the first installment payment therefrom. The balance of the letter of credit $1,397,405 will be used for Phase 2 of the contract.

                              Exhibit Index
          SEC Exhibit
Exhibit   Reference
Number    Number        Title of Document                     Location
------    -------       --------------------------------      ---------
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
