Form 10QSB
period 1997-09-30
QUANTUM GROUP INC /NV/
filed 1997-11-14
CIK 921450

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
 September 30, 1997                                                0-23812

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

           Common stock, par value $.001; 3,153,232 shares outstanding as of November 11, 1997

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See pages F-1 to F-9 attached

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

General
-------
     The management of the Company made the decision at year end 1992 to concentrate its resources and management efforts on the Company's tire recycling operations. This has been the Company's business since the beginning of 1993. Sales generally take six to eighteen months to complete. Some cash flow is generated by customer deposits and miscellaneous charges when a contract is signed. however, the bulk (generally 80%) of the cash flow is released to the Company when the product is shipped. Contracts often provide for a final payment, generally 10% of the contract amount, to be paid when installation is completed.


     Based on the periodic nature of these payments and the ongoing nature of administrative expenses, the Company intends to increase, beginning in 1997, the initial payment made when sales agreements are executed and obtain the full balance when equipment is delivered. In addition, the Company has negotiated financing arrangements whereby the letters of credit, opened by equipment purchasers to secure payment of equipment, will be used as collateral for short term borrowing by the Company. The Company believes that these arrangements will eliminate many of the cash flow timing problems the Company has experienced in the past.

     The Company's unsecured loans received in 1995 and 1996 from German lenders are due December 31, 1997. The balance due for rights to technology purchased from Rothbury Engineering Limited is current and final payment is also due December 31, 1997. The Company anticipates the amount due the German lenders and Rothbury will be paid from working capital generated from future period sales. However, the Company it is also discussing revision of terms with the two lenders in the event the Company cannot meet its debt obligations at year end.

Atlanta Rubber Recycling, Inc. Agreement
----------------------------------------
     Atlanta Rubber Recycling, Inc. has been unable, to date, to raise the required funds to proceed with their purchase commitments. The Company is aggressively seeking alternative buyers for the equipment, held in Company inventory, previously reserved for Atlanta Rubber Recycling, Inc. Presently, two companies are considering purchasing the CISAP 3000 system held in inventory. However, to date, the Company has not received any firm commitments for purchase of the CISAP 3000 system.

Mexico Agreements
-----------------

     The Company's project with Mexico Recycling Technology, is on schedule. During the first half of 1997, the Company received revenue and cash flow from the pre equipment delivery phases of the contracts. The initial Phase 1 equipment package was shipped in July, 1997, has been received and is being installed with completion scheduled for November, 1997. The Company recognized $2,160,4975 revenue during this third quarter of 1997 from the equipment portion of the contract.

     Negotiations for Phase 2 and Phase 3, representing approximately $1,900,000 and $700,000 respectively, are expected to be concluded during the fourth quarter of 1997.

     The Company anticipates finalizing an agreement with Mexico Recycling Technology for additional Press equipment to manufacture heated tile units and continuous roll materials under license from Eurectec. It is expected that the agreement will be signed in November, 1997 and is valued at approximately $850,000.

Saudi Agreements
----------------

     Negotiations for a Phase 3 contract of the Saudi project are continuing. The Company expects to finalize these negotiations in the fourth quarter of 1997, with equipment delivery scheduled for the second half of 1998. Phase 1 and Phase 2 equipment installation is scheduled to being during the first quarter of 1998.

Nevada Environmental Technologies, Inc. Agreement
-------------------------------------------------

     Nevada Environmental Technology, Inc. is in the process of raising the $10 to $12 million dollars for the project which includes the $7,500,000 equipment contract value. It is anticipated that Nevada Environmental Technology, Inc. should be able to provide a clear indication of their funding status and time lines by year end. The Company does not anticipate equipment delivery until 1999.

Waste Resources Reclamation Agreement
-------------------------------------

     Negotiations have been completed with Waste Resources Reclamation and the Company anticipates entering a final agreement by the first quarter of 1998, following fund raising by Waste Resources Reclamation.

Eco-Etch Agreement
------------------

     The Company is engaged in negotiations with IN.TEC, GmbH, a German environmental technology firm, for the exclusive North American distribution rights to the marketing of the "ECO-ETCH system. ECO-ETCH is the brand name given to new technology for the recycling and recovery of etching solutions used in the printed circuit board manufacturing industry. The Company is currently in the process of finalizing the technology distribution rights for ECO-ETCH.

Phoenix Environmental Group, Inc.
---------------------------------

     Phoenix Environmental Group, Inc. anticipates building a recycling park in Detroit, Michigan with initial park development commencing the first quarter of 1998. Phoenix has secured a large site close to the Detroit International Airport and has prepared a detailed Project Feasibility Study for the recycling park. The recycling park would include a tire recycling facility and Phoenix Environmental Group, Inc. has delivered a letter of commitment with the Company to employ Eurectec technology for the tire recycling facility. Phoenix is in the process of fund raising to initiate the Detroit project. Phoenix also anticipates similar recycling park projects in Montana and Texas and plans to employ Eurectec technology for tire recycling facilities.

Seagal Ventures, Inc.
---------------------
     Seagal Ventures, Inc., located in the Philippines, is a tile products manufacturer. The Company has already supplied approximately $80,000 worth of mixing equipment and binder/coloring materials. Currently, the Company and Seagal are negotiating a regular monthly shipment of binder/coloring and possibly adhesive for bonding tiles. The Company anticipates finalizing this agreement during November, 1997, which may also include the sale of a granulator.

Current Negotiations
--------------------

     The Company is proceeding with sales discussions and negotiations with qualified international prospects in Germany, The United Kingdom, and the Philippines and domestically with prospects in Michigan, New York and Kentucky. As of September 30, 1997, agreements have not been finalized. The Company continues pursuing discussions and anticipates one or more of these sales will be signed and sales deposits received in the fourth quarter of 1997 and/or early 1998.

Web Site
--------

     As part of the Company's ongoing emphasis on global communication, the Web Site has recently been updated to reflect a number of new products. The Web Site also includes press releases and detailed information on the Company. The Company's Web Site address is http//:www.eurectec.com.

Liquidity and Capital Resources
-------------------------------

     At September 30, 1997, the Company had cash of $89,198.

     Management believes that proceeds from current equipment sales and license fees, together with pending sales will provide sufficient capital and liquidity to meet the company's needs for the next twelve months.

     The general business outlook continues to be favorable and ParaDynamiX, a financial consulting firm, has been engaged by the Company to prepare a detailed funding plan reflecting the expectations and implementation of the Company's strategic plan. Once the detailed funding plan is completed, it will be used to negotiate with potential underwriters and market makers to raise funds for the Company. Any capital fund raising by the Company would be used for working capital needs, overhead costs, marketing and promotion plans, new product developments, debt reduction and increased management team. ParaDynamiX is scheduled to commence its task in November, 1997 and complete the detailed funding plan by the end of 1997.

     During the first half of 1997, the Company's net cash generated by operations was $188,041, compared to cash generated of $55,148 during the first nine months of 1996. In the comparable 1996 period the Company had an increase of accounts receivable of $400,421 and a decrease in accounts payable of $176,500 partially off set by a decrease in deposits on inventory of $424,820. This activity resulted from the delivery of Phase one of the Saudi Project and revenues and cash flow from the Mexico contract. During the nine months ended September 30, 1997, the Company reduced accounts payable by $90,766. The large difference between net cash generated by operations during the first nine months of 1997 and 1997 is solely the result of the timing of the shipments on large projects and is not indicative of future trends or Company activity.

     During the first nine months of 1997, the Company generated $2,576,792 in revenues, primarily from the Mexico contract. During the comparable 1996 period, revenues were $2,443,698. The 1996 revenues were primarily from the Saudi project.

     The Company generated a net profit of $167,776 in the nine months ended September 30, 1997 compared to a net profit during the same period of $232,708 in 1996.

     Accounts receivable of $220,979 are $161,343 less than the September 30, 1996 balance. The Company collected the final payment of phase two of the Saudi contract ($184,522) during the second quarter of 1997.

     Inventory increased during the first nine months of 1997 by $27,457. This increase is in tile production raw materials for the SMS machine.

     Accounts payable at September 30, 1997 of $114,566 are $244,791 less than the September 30, 1996 balance of $ 359,357 and is a reduction of $90,766 since December 31, 1996. Accrued Expenses increased to $178,288 at September 30, 1997 from $133,192 at September 30, 1996. The September 30, 1997 balance is an increase of $19,466 from December 31, 1996. This increase represents an increase $49,717 in accrued interest, reduced by $30,251 in cash payments.

     1996 Investing Activities consisted of the sale of the Company's residential property in Miami, Florida, and the purchase of the Rothbury license agreement during the half of 1996. The company added $24,773 capital improvements to the SMS Machine during in the current year. Additionally, the shares issued to the Company as part of the Nevada Environmental Technologies Inc, agreement are shown as an investment during the nine months ended September
 30, 1997.

     Financing activity in the nine months ended September 30, 1997 consisted of a decrease in advances from officers of $30,676 compared to an increase of $31,163 in 1996. In 1996 the company paid off of the mortgage on the sale of the residential property and the paid off the vehicle note. There were no comparable transaction in the nine months ended September 30, 1997. In 1996 the Company borrowed the funds to purchase the SMS machine.


RESULTS OF OPERATIONS
---------------------

Comparison of the three months ended September 30, 1997 and the three months
----------------------------------------------------------------------------
ended September 30, 1996.
-------------------------
     The Company generated revenue of $2,335,640 during the three months ended September 30, 1997. $1,662,149 of revenue was generated in the same period of the prior year. The 1997 revenue is for the equipment for phase one the Mexico contract. The differences in revenue for the two periods is the result of the project nature of the Company's business an is not indicative of a trend in revenue or Company activities.

     Depreciation expense increased from $3,159 to $12,253 due to the purchase in 1996 of the SMS press equipment and the addition of molds to it in 1997.

     Travel Expenses of $12,353 in the third quarter 1997 are $13,769 less than the $26,689 incurred for travel during the same quarter of 1996. Office expenses declined during the third quarter of 1997 compared to the third quarter in 1996 from $19,312 to $9,303 These expenses had been higher in 1996 due to the administration of the Saudi project.

     Interest expenses increased because of the financing of the SMS press equipment. $10,205 of interest expense was incurred in the third quarter of 1996. The third quarter 1997 interest expense is $18,239.

     Minority Interest is $47,865 for the three months ended September 30, 1997. The minority interest was $52,993 for the quarter ended September 30, 1996. During the first nine months of 1996, the minority interest in Eurectec, Inc., the Company's subsidiary was 12.5%.The minority interest was increased in late 1996 to 20%, and this rate was applied throughout the first nine months of 1997.

     Income tax expense of $15,317 represents California income tax accrued for the nine months ended September 30, 1997. The Company has the benefit of a tax loss carry forward for Federal Income taxes, but no such provision is in the California law. The 1996 tax expense for the nine months ended September 30, 1996 of $23,345 is based on a higher pre-tax profit, and is also only a provision for state income taxes.

Comparison of the nine months ended September 30, 1997 and the nine months ended
--------------------------------------------------------------------------------
September 30, 1996.
-------------------

     The Company had revenue of $2,576,791 in the nine months ended September 30, 1997. Revenue of $2,443,698 was generated in the same period of the prior year. The 1996 revenue reflects the shipment of part one of the Saudi project. The 1997 revenue is for the Mexico contact and the sale of the license agreement to Nevada Recycling Technologies, Inc. The difference in revenue for the two periods is the result of the timing of shipments of large contracts and is not indicative of a trend in revenue or Company activities.

     Commission expense of $70,000 was recognized on the completion of phase one of the Saudi sale in the three months ended September 30, 1996. Commissions of $37,000 were paid during the three months ended March 31, 1997, but treated as prepaid as they relate to the equipment portion of the Mexico contract. These commissions were expensed in the third quarter of 1997 as the sale revenue was recognized.

     Depreciation expense increase from $8,367 to $35,484 due to the purchase in 1996 of the SMS press equipment and the addition of molds to it in 1997.

     Office and Administrative expenses declined during the 1997 period. These expenses had been higher in 1996 due to the implementation and project management costs associated with the Saudi project.

     Interest expenses increased because of the financing of the SMS press equipment.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          The Company's issued and outstanding common shares were reverse split 1 for 3, effective July, 1997.

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     On July 14, the Company filed a Report on Form 8-K reporting under Item 5. Other Events, the one for three reverse split of the Company's issued and outstanding common shares. No other reports on Form 8-K were filed, or required to be filed, during the quarter ended September 30, 1997.

     (B)  Exhibits.  The following exhibits are included as part of this report:

     Exhibit   SEC Exhibit    Title of Document                  Location
     Number    Ref. Number
     -------   -----------    -------------------------------    ----------
     10.1      10             Phoenix Environmental Group, Inc.  Attached
                              Commitment Letter

     27        27             Financial Data Schedule            Attached

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                             The Quantum Group, Inc.



        November 11, 1997
      _________________________
                                                        Ehrenfried Liebich
                                    Chairman of the Board,  President, and
                                                   Chief Executive Officer




     November 11, 1997
     _________________________
                                                              John F. Pope
                                                   Vice President, Finance
                                                  Chief Accounting Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                             The Quantum Group, Inc.



November 11, 1997                                     /s/ Ehrenfried Liebich
                                                          __________________
                                                          Ehrenfried Liebich
                                      Chairman of the Board,  President, and
                                                     Chief Executive Officer




November 11, 1997                                           /s/ John F. Pope
                                                               _____________
                                                                John F. Pope
                                                     Vice President, Finance
                                                    Chief Accounting Officer

                             THE QUANTUM GROUP, INC.
                                        &
                                  Subsidiaries


                              FINANCIAL STATEMENTS

              Three Months and Nine Months Ended September 30, 1997 Three Months and Nine Months Ended September 30, 1996

                             THE QUANTUM GROUP, INC.                       (F-1)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                  September 30,     September 30,     December 31,
                                           1997              1996             1996
                                  --------------    --------------   --------------

     ASSETS

CURRENT ASSETS
  Cash                            $      89,198     $     210,192    $       6,602
  Accounts Receivable                   220,979           382,322          204,522      Inventory   518,036   490,579   490,579
  Loan Receivable                             0                 0                0
  Note Receivable                             0            83,960                0
                                  --------------    --------------   --------------
     Total Current Assets               828,213         1,167,053          701,703


PROPERTY & EQUIPMENT
  Furniture and Fixtures                  4,953             6,986           10,651
  Residential Property                        0                 0                0
  Vehicles                                    0               749                0
  Equipment                             165,131                 0          170,144
                                  --------------    --------------   --------------
     Total Property &                   170,084             7,735          180,795
     Equipment

OTHER ASSETS
  Cash Pledged                            5,122                 0            5,122
  Accounts Receivable                         0           254,221                0
  Loan Receivable                             0            38,750                0
  Securities                            100,000             6,250                0
  License Rights                        427,061           489,255          464,377
  Deposit                                 3,281               661            3,281
  Tax Benefit Deferred                       80                 0               80
  Prepaid Commissions                         0            67,415                0
                                  --------------    --------------   --------------
     Total Other Assets                 535,544           856,552          472,860
                                  --------------    --------------   --------------
     Total Assets                 $   1,533,841     $   2,031,340    $   1,355,358
                                  ==============    ==============   ==============

                             THE QUANTUM GROUP, INC.                       (F-2)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                  September 30,     September 30,     December 31,
                                           1997              1996             1996
                                  --------------    --------------   --------------
     LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued Expenses                $     178,288     $     133,192    $     158,822
  Accounts Payable                      114,566           359,357          205,332
  Due Officers                          120,480            81,701          151,152
  Customer Deposits                       2,500           648,920                0
  Franchise Tax Payable                  14,589                 0                0
  Capitalized Leases                          0            16,741                0
  Current Maturities                    785,197           266,871          785,197
  Note Payable                           50,000                 0                0
                                  --------------    --------------   --------------
     Total Current Liabilities        1,265,620         1,506,782        1,300,503

LONG TERM LIABILITIES
  Note Payable - Machinery              170,519                 0          170,519
  Note Payable - Technology             347,547                 0          347,547
  Note Payable                          267,131           620,418          267,131
  Less Current Maturities              (785,197)         (266,871)        (785,197)
                                  --------------    --------------   --------------
     Total Long Term                          0           353,547                0
     Liabilities

Minority Interest
 in Subsidiary                          130,329            81,049           84,739

STOCKHOLDER'S EQUITY
  Common stock, 50,000,000
   shares authorized
   3,152,232 shares
   outstanding                            3,152             3,152            3,152
  Paid in Capital                     1,684,668         1,684,668        1,684,668
  Accumulated Deficit                (1,549,928)       (1,597,778)      (1,717,704)
                                  --------------    --------------   --------------

     Total Stockholders'                137,892            90,042          (29,884)
      Equity

     TOTAL LIABILITIES &          --------------    --------------   --------------
      STOCKHOLDERS' EQUITY        $   1,533,841     $   2,031,420    $   1,355,358
                                  ==============    ==============   ==============

                             THE QUANTUM GROUP, INC.                       (F-3)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                             Three        Nine        Three        Nine       Twelve
                            Months      Months       Months      Months       Months
                             Ended       Ended        Ended       Ended        Ended
                         September   September    September   September     December
                          30, 1997    30, 1997     30, 1996    30, 1996     31, 1996
                        ----------- -----------  ----------- -----------  -----------
REVENUE

 Equipment Sales        $2,335,640  $2,576,792   $1,662,149  $2,443,698   $2,872,679
 License Sales                   0     100,000       35,000      35,000       35,000
 Other                         592         890            0           0            0
                        ----------- -----------  ----------- -----------  -----------
   Total Revenues        2,336,232   2,677,682    1,697,149   2,478,698    2,907,679

COST OF SALES            1,896,137   1,896,137    1,046,223   1,504,036    1,895,468
                        ----------- -----------  ----------- -----------  -----------
   Gross Profit            440,095     781,545      650,926     974,662    1,012,211

EXPENSES
 Commission                 37,008      37,008       47,936     117,936      195,077
 Depreciation               12,253      35,484        3,159       8,367       22,926
 Amortization               12,439      37,317       12,439      20,731       33,169
 Travel                     12,353      38,224       26,122      66,778       67,586
 Professional Fees             485       1,641            0      10,000       68,147
 Office                      9,303      35,175       19,312      56,095       21,546
 Rent & Utilities           13,221      51,334       28,689      59,144       83,103
 Administration
  Expenses                  23,914      62,974       23,247     112,258       87,283
 Consulting Fees            61,554     177,015       62,377     224,698      265,375
 Interest                   18,239      77,417       10,205      31,692       88,161
 Accounts Receivable
   Written Off                   0           0            0           0      376,931
 Foreign Currency
   Translation                   0           0            0           0       (6,344)
                        ----------- -----------  ----------- -----------  -----------
   Total Expenses          200,769     553,589      233,486     707,699    1,302,960
                        ----------- -----------  ----------- -----------  -----------

   Net Profit or
    (Loss)from
    Operations             239,326     227,956      417,440     266,963     (290,749)

                             THE QUANTUM GROUP, INC.                       (F-4)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                   -Continued-


                             Three        Nine        Three        Nine       Twelve
                            Months      Months       Months      Months       Months
                             Ended       Ended        Ended       Ended        Ended
                         September   September    September   September     December
                          30, 1997    30, 1997     30, 1996    30, 1996     31, 1996
                        ----------- -----------  ----------- -----------  -----------
Other Income &
(Expenses)
 Interest Income                 0           0            0           0          122
 Gain of Sale
  of Residence                   0           0            0      24,850       38,327
 Loss on Investment              0           0            0           0       (6,250)
 Income
  - Capital Lease                0           0            0           0       16,741
                        ----------- -----------  ----------- -----------  -----------
   Total Other
    Income &
   (Expenses)                    0           0            0      24,850       48,940

   Profit or (Loss)        239,326     227,956      417,440     291,813     (241,809)

Taxes & Minority
 Interest
 Minority Interest         (47,865)    (45,591)     (52,493)    (35,760)      12,989
 Provision for Taxes       (15,317)    (14,589)     (23,345)    (23,345)           0
 Provision for Taxes    ----------- -----------  ----------- -----------  -----------
   & Minority
   Interest                (63,182)    (60,180)     (75,838)    (59,105)      12,989
                        ----------- -----------  ----------- -----------  -----------
   Net Profit or
    (Loss) After
    Tax & Minority
    Interest            $  176,144  $  167,776   $  341,602  $  232,708   $ (228,820)
                        =========== ===========  =========== ===========  ===========
   Net Profit or
   (Loss) Per Share     $     0.06  $     0.05   $     0.11  $     0.07   $    (0.07)

   Weighted Average
    Shares
    Outstanding          3,152,232   3,152,232    3,152,232   3,152,232    3,152,232

   Diluted Net
    Profit or (Loss)
    Per Share                  N/A         N/A          N/A         N/A          N/A

   Weighted Average
    Shares Outstanding         N/A         N/A          N/A         N/A          N/A


                             THE QUANTUM GROUP, INC.                      (F-5)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      From January 1, 1994 to June 30, 1997

                                                       COMMON STOCK          PAID IN    ACCUMULATED
                                   SHARES        AMOUNT       CAPITAL        DEFICIT
                              ------------   -----------  ------------  -------------
Balance,
December 31, 1993               3,148,232    $    3,148   $ 1,671,072   $   (693,770)

Shares issued for
Commission in Lieu
of Cash                             4,000             4        11,996

Loss for the year ended
December 31, 1994                                                           (170,419)
                              ------------   -----------  ------------  -------------
Balance,
December 31, 1994               3,152,232         3,152     1,683,068       (864,189)
                              ------------   -----------  ------------  -------------
Loss for the year ended
December 31, 1995                                                           (624,695)

Balance,
December 31, 1995               3,152,232         3,152     1,683,068     (1,488,884)
                              ------------   -----------  ------------  -------------

Contributed Capital                                             1,600

Loss for the year ended
December 31, 1996                                                           (228,820)
                              ------------   -----------  ------------  -------------
Balance,
December 31, 1996               3,152,232    $    3,152   $ 1,684,668     (1,717,704)
                              ------------   -----------  ------------  -------------

Profit for the
Nine Months ended
September 30, 1997                                                           167,776
                              ------------   -----------  ------------  -------------

Balance,
Sepember 30, 1997               3,152,232    $    3,152   $ 1,684,668   $ (1,549,928)
                              ============   ===========  ============  =============

                             THE QUANTUM GROUP, INC.                      (F-6)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                  Nine           Nine         Twelve
                                                Months         Months         Months
                                                 Ended          Ended          Ended
                                             September      September       December
                                              30, 1997       30, 1996       31, 1996
                                          -------------  -------------  -------------
Cash Flows From
Operating Activities

Net Profit (Loss)                         $    167,776   $    232,708   $   (228,820)
Adjustments to reconcile
 net profit or (loss)
 to net cash:
   Write Off Investment                              0              0          6,250
   Write Off Loan Receivable                         0              0         38,750
   Write Off Long Term Receivable                    0              0        338,181
   Amortization & Depreciation                  72,800         29,098         56,095
   Foreign Currency Remeasurement                    0              0         (6,344)
   Non Cash Income                                   0              0        (16,741)
   Minority Interest                            45,591         35,760        (12,989)
Changes in Operating
 Assets and Liabilities
  (Increase) Decrease in
   Accounts Receivable                         (16,457)      (400,421)       (24,559)
  (Increase) Decrease in
   Inventory                                   (27,457)             0              0
  (Increase) in Deposit on
   Inventory                                         0        424,820        424,820
  Decrease (Increase) in Long Term
   Accounts Receivable
  (Increase) Decrease in
   Loan Receivable
  (Increase) in Prepaid
   Commissions                                       0        (67,415)             0
  (Increase) Decrease in
   Deposits                                          0              0         (3,281)
  Increase (Decrease) in
   Notes Receivable
  Increase (Decrease) in
   Accrued Expenses                             19,466        (45,759)       (68,034)
  Increase (Decrease) in
   Accounts Payable                            (90,766)      (176,500)      (271,047)
  Increase (Decrease) in
   Tax Payable                                  14,589         23,345              0
  Increase in Customer
   Deposits                                      2,500           (488)      (244,464)
  Increase in Cash Pledged                                                    (5,122)
  Rounding                                          (1)             0             (3)
                                          -------------  -------------  -------------
     Net Cash Generated (Used) by
     Operating Activities                      188,041         55,148        (17,308)
                                          -------------  -------------  -------------

                             THE QUANTUM GROUP, INC.                      (F-7)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                    Continued


                                                  Nine           Nine         Twelve
                                                Months         Months         Months
                                                 Ended          Ended          Ended
                                             September      September       December
                                              30, 1997       30, 1997       31, 1996
                                          -------------  -------------  -------------
Cash Flows From
Investing Activities
  Purchase of Equipment                        (24,773)             0       (182,295)
  Purchase of License Rights                         0       (497,547)      (497,547)
  Sale of Residential Property                       0        236,586        252,532
  Purchase of Furniture                                       (11,089)       (11,086)
  Purchase of Securities                      (100,000)             0              0
                                          -------------  -------------  -------------
      Net Cash Provided (Used)
      by Investing Activities                 (124,773)      (272,050)      (438,396)

Cash Flows From
Financing Activities
  Payment of Long Term Debt                                  (165,000)      (169,781)
  Increase (Decrease) in Notes
   Payable                                      50,000        353,547        511,896
  Increase (Decrease) in Vehicle
   Note Payable                                      0         (4,781)             0
  Increase (Decrease) in
   Amounts Due Officers                        (30,672)        31,163         92,451
  Contributed Capital                                0          1,600          1,600
                                          -------------  -------------  -------------
      Net Cash Provided by
      Financing Activities                      19,328        216,529        436,166
                                          -------------  -------------  -------------

      Increase (Decrease)
      In Cash                                   82,596           (373)       (19,538)

      Cash at Beginning
      of Period                                  6,602         26,140         26,140
                                          -------------  -------------  -------------

      Cash at End of Period               $     89,198   $     25,767   $      6,602
                                          =============  =============  =============


Significant Non-Cash Transactions:
On June 3, 1997, The Company issued a license agreement to Nevada
Environmental Technology, Inc. The licence agreement fee was $100,000 which was paid by $100,000 of common shares of the licensee's parent Keystone Energy Service, Inc. (KESE)

                    The Quantum Group, Inc., and Subsidiaries              (F-8)
                          Notes to Financial Statements

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

In 1992, the Company acquired rights to import and market equipment used in the
tire recycling industry.   The tire recycling operation is the thrust of the
Company's operations.

NOTE #2 - Significant Accounting Policies

(A)  The Company uses the accrual method of accounting.
(B) Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
(C) The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
(D) Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
(E) The inventory is stated at the lower of cost or market. The inventory is a single recycling system that the Company intends to sell as a system. The Company is currently pursuing several prospects to sell the system.

                    The Quantum Group, Inc., and Subsidiaries              (F-9)
                    Notes to Financial Statements -Continued-

NOTE #2 - Significant Accounting Policies -Continued-

(F) Consolidation Policies: The accompanying consolidated financial statements include the accounts of the company and its majority - owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.
(G) Foreign Currency Translation / Remeasurement Policy: The company has no on site operations in foreign countries. All purchases and sales in foreign countries are concluded in American dollars. If at future dates assets and liabilities occur in foreign countries they will be recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line item in the equity section of the financial statements.
(H)  Depreciation:   The cost of property and equipment is depreciated over the estimated us eful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of
     the related assets or the estimated lives of the assets.   Depreciation is
     computed on the straight line method for reporting purposes and for tax purposes.
(I) Issuance of Subsidiary's Stock: The Company has elected to accounts for shares issued by its subsidiary as an equity transactions.
(J)  Estimates:   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates