Form 10KSB
period 1997-12-31
QUANTUM GROUP INC /NV/
filed 1998-03-31
CIK 921450

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended      December 31, 1997
                                        -------------------
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from                    to
                                         ------------------    ---------------
                    Commission File Number         0-23812
                                                  ---------
                            THE QUANTUM GROUP, INC.
                           -------------------------
                (Name of small business issuer in its chapter)

      Nevada                                       95-4255962
     --------                                     ------------
(State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
incorporation or organization)

 Park Irvine Business Center 14771 Myford Road, Building B
 Tustin, California                                 90744
------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

     Issuer's telephone number, including area code     (714) 508-1470
                                                       ----------------
   Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares
(Title of class)

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

The issuer's revenue for its most recent fiscal year was: $ 3,424,809.00.

The aggregate market value of the issuer's voting stock held as of March 27, 1998, by non-affiliates of the issuer was $6,696,688.

As of December 31, 1997, issuer had 4,853,409 shares of its $.001 par value common stock outstanding.

Transitional Small Busines     Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: none

                   Page 1 of 35 consecutively numbered pages

                            The Quantum Group, Inc.
       Annual Report on Form 10-KSB for the Year Ended December 31, 1997

_________________________________________________________________________________

                                  TABLE OF CONTENTS
_________________________________________________________________________________

PART I

ITEM 1  DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 2  DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . . . . .18

ITEM 3  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . .19

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . . . . .19

PART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS. . . . . . .19

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . . . . .20

ITEM 7  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . .26

ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . .26

PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . . . . .26

ITEM 10 EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . .29

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . .31

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . .32

PART IV

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . .32

        SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .34
_________________________________________________________________________________

                                       2
_____________________________________________________________________________
                                    PART I
_____________________________________________________________________________
                       ITEM 1.  DESCRIPTION OF BUSINESS
_____________________________________________________________________________

     The Quantum Group, Inc., (the "Company"), is in the business of investigating innovative products in the environmental and recycling industries and obtaining licensing and marketing rights to such products. The principal offices of the Company are located at the Park Irvine Business Center, 14771 Myford Road, Building B, Tustin, California. The Company was organized as a corporation in 1968, under the laws of the state of California. In 1988 the Company changed its domicile from California to the State of Nevada and has operated as a Nevada corporation since that time.

     Since the beginning of 1993, the primary business activities of the Company have been conducted through its subsidiary, Eurectec, Inc., a Nevada corporation, ("Eurectec") which is engaged in the world-wide marketing of automobile and truck tire recycling equipment which produces recycled rubber which is commonly known in the recycling industry as "crumb rubber." Eurectec also markets presses and other equipment which utilize crumb rubber to make various after-market products. Areas of growth in the Company are in the technology transfer and equipment marketing of asphalt paving technology, the devulcanization of crumb rubber for use in processes requiring vulcanization such as new tire production, and the production of fine mesh, (to 100 mesh
ASTM), crumb rubber from buffings and larger mesh crumb rubber.

     The Company has developed a Website which can be viewed at http://www.thequantumgroupinc.com. The Website allows the viewer to access an overview of the Company's activities, obtain market information for the Company's trading stock, view the Company's EDGAR filings and link to the Eurectec, Inc. website (http://www.eurectec.com).

CISAP Agreement
---------------
     In 1992, Eurectec, acquired an exclusive license to market and sell tire recycling equipment in North America and non-exclusive rights to sell the equipment outside of North America, manufactured by CISAP SpA ("CISAP"), an Italian corporation. The agreement granting Eurectec license rights was amended in April of 1996 and again in March of 1997. The agreement as renegotiated extends the exclusive territory granted to Eurectec to include South America and the term of the agreement is for an initial period of two years commencing April 26, 1996. On April 26, 1998 the agreement will be automatically renewed for a period of two years. The agreement shall continue to renew every two years in perpetuity unless terminated by either party pursuant to six months notice prior to the end of any renewal period. The license agreement provides that CISAP will manufacture, ship and install the CISAP equipment Eurectec sells. CISAP will also provide training in equipment operation and maintenance to the purchaser of any CISAP equipment.

                                       3


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

     The initial granulator system manufactured by CISAP was called the COMPACT 3000 System. This system was followed by a system with a larger input and output capacity called the COMPACT 6000 System. The CISAP systems were designed to be compact enclosed granulating systems. A truck tire was processed by first having the steel belts removed by a de-beading machine.
The smaller steel belts in automobile tires were not removed before
processing.   At that point, truck tires were  put through a slitter which slices the tires radially. Then the slit truck tires and whole automobile tires were fed through a shredder, which cut the tires into pieces of not more than two to three inches square. These chopped pieces were then fed into the CISAP system which separated the rubber from the steel and fabric of the tire. The systems also separated the steel from the fabric for separate resale or disposal. The systems then granulated the rubber and segregated it into various sizes from minus 5 to a minus 40 mesh, as measured by the American standard measurement system (ASTM). The CISAP systems were designed to operate at ambient temperatures.

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

     During the past three years Eurectec has sold COMPACT 6000 Systems in Canada, China, Saudi Arabia and Germany and has sold two COMPACT 9000 Systems, as described below, which will be delivered to Mexico in 1997. Eurectec has entered sales agreements for the sale of two Compact 6000 Systems as Phase 3 of the project in Saudi Arabia, and two Compact 9000 Systems as Phase 2 of the project in Mexico. Pursuant to its agreement with CISAP, Eurectec has sold some exclusive sub-licenses. Eurectec has entered into exclusive sub-license agreements for the States of Utah and Florida, Province of Alberta, Canada and Mexico.

                                       4
     Eurectec sold the first COMPACT 6000 System together with the exclusive territorial rights to Canada, to market and use CISAP equipment, to Evergreen Recycling, Ltd., ("Evergreen"). In 1995, Eurectec restructured its relationship with Evergreen. Eurectec agreed to cancel the outstanding Account Receivable of $556,249 owing from Evergreen on its Canadian sub-license agreement in return for the cancellation of Evergreen's exclusive territorial right, except in the Province of Alberta, where Evergreen continues to maintain an exclusive sub-license to market and use CISAP equipment. The Company also agreed to accept equity in the Canadian company in lieu of payment of the balance of sales price of the equipment sold to the Canadian company. This was done in part because of problems encountered in the in the delivery and set-up of the CISAP equipment. This site was the first commercial installation of a Compact 6000 System made by CISAP.

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

     Recently, CISAP completed a re-designed granulator, designated the COMPACT 9000 System, which has an expected greater production capacity and lower maintenance cost than the earlier systems. The first COMPACT 9000 System was installed in Mexico in 1997 pursuant to a sale made by Eurectec. CISAP accomplished increased output in the COMPACT 9000 System by re-designing the way the tires are processed prior to granulation. CISAP's earlier granulator systems shredded the tires and then sent the entire contents of the shredded tire, steel, fabric and rubber through the granulation process This caused considerable wear and tear to the cutting blades and the high speed mills in the granulating equipment, which led to slower processing, greater maintenance and down-time. In COMPACT 9000 Systems, almost all of the steel and fabric is removed from the rubber by passing through a grinder prior to introduction into the granulation process. With the new equipment, the material that enters the granulation process is 90% free of steel. This design change is the principal reason that normal wear and tear on the granulation equipment and the associated down-time is reduced and output levels are increased. CISAP has also designed a grinder retrofit a COMPACT 6000 System in order to allow those Systems to benefit from the improved process design.

                                       5
     The Mexico client has experienced some problems with the C9000 System due to the high fiber content tires in Mexico and the high altitude of the project site. While the C9000 System performs to the agreed upon specifications, the feedstock used by the Mexico client has a fiber content much higher than the feedstock used to determine specifications, causing a lower output than anticipated by the Mexico client. In addition, the high altitude of the project site has required CISAP to make certain adjustments and modifications to operate the system at performance levels comparable to systems operating at lower altitudes. The Company is working with CISAP and the client to resolve the problems.

     In recognition of the difficulties CISAP has encountered in introducing new equipment to the market and difficulties Eurectec has encountered in establishing a market for such equipment in an emerging sector of the recycling industry, the parties renegotiated certain terms of the license agreement originally entered in 1992. The parties have agreed to extend the rights of exclusivity under their agreement through April 28, 1998 and have extended the exclusive territory to include South America. Should Eurectec fail to meet its minimum sales quota of granulating equipment by April 28, 1998, CISAP will have the right to terminate the exclusive rights of Eurectec under the agreement. Although the Company has not met the minimum quotas set by CISAP, the parties agreed to temporarily suspend the quota until successful installation of the C9000 equipment in Mexico, which is anticipated to be complete during the second quarter of 1998. All sales of CISAP equipment made by Eurectec are applied toward the minimum sales requirement under the agreement with CISAP regardless whether the sales are made to purchasers within the exclusive territory.

     While Eurectec desires to maintain the exclusive marketing rights, management believes that Eurectec could continue to operate without the exclusive marketing license. It bases this belief on the success to date which Eurectec has had in making sales in areas outside the exclusive territory, the close working relationship that has been developed with CISAP, the specialized nature of the industry, the industry recognition Eurectec has achieved through participation in trade shows and industry gatherings during the past four years and the completion of the design for the EGS System described below.

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

                                       6
     Management believes that the SMS products will enhance its ability to compete in the tire recycling industry and increase its sales. Eurectec will concentrate its efforts on marketing the SMS presses, binders and molds that manufacture products from crumb rubber such as interlocking paving tiles, playground tiles, heating tiles, door mats, livestock stable mats, industrial fatigue mats, continuous roll material and carpet underlayment. The SMS products allow Eurectec customers to utilize their crumb rubber production to manufacture products with higher profitability than realized from sales of commodity grades of crumb rubber.

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

Rothbury Agreement
------------------
     In April of 1996, Eurectec entered an agreement with Rothbury Engineering Limited, of Isle of Man, Great Britain to acquire the exclusive worldwide manufacturing and marketing rights to a technique for manufacturing rubber products such as floor coverings from crumb rubber without revulcanizing the rubber and a process for giving a mixture of scrap rubber granulates, resins and other additives heat conductive characteristics for use in products such as heatable floor coverings and underlayments. The purchase price of the rights was approximately $500,000. Prior to filing this report, the Company has satisfied this obligation in full.

                                       7
     In heatable tile products production, Eurectec will utilize heating filaments currently manufactured by others. The heating filament operates on AC or DC electricity and is imbedded in a variety of interior and exterior tile designs, underlayments and mats. The heating tile and underlayment products can be operated more cost effectively than interior forced air and radiant heating systems. In exterior applications, the heated rubber tiles provide superior heat conducting properties to other available technology such as heating coils in concrete. The heated fatigue mats and pet mats also provide Eurectec with new products and new markets for crumb rubber.

     Eurectec is in the process of filing for patent protection on the technology subject to the license agreement. Eurectec expects to develop procedures and techniques utilizing the Rothbury technology with SMS press equipment to produce commercially viable heatable rubber floor tiles utilizing crumb rubber during the second half of 1998, pending the filing of any patent applications by Eurectec.

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

                                       8

     It is estimated by the design engineers that the complete EGS System will have an estimated input capacity of up to five tons per hour and will have a retail price of approximately $4,000,000. The EGS system will be more expensive and require a larger facility than the granulating compact systems manufactured by CISAP and it will have a production capacity of approximately four times of the COMPACT 6000 System. The Company is currently offering EGS granulating systems and specifically, an EGS system is being incorporated in the Poseidon joint venture project in Mecklenberg-Vorpommern, Germany.

SuperCollider
-------------
     During 1997, the Company has worked on the in-house development of a compact SuperCollider machine designed to take large mesh size crumb rubber and pulverize it into fine powder in order to open up several new markets, as a result. These markets include extrusion products, press products and products combining super-fine crumb and plastic. The Company is currently finalizing the engineering for the SuperCollider and anticipates concluding the development, prototype work and performance testing during the second
quarter of 1998.   Initially the Company will contract manufacture of the
equipment and will be supplying the first of these machines to a client in Mexico during the third quarter of 1998. The Company will explore viability of making patent applications for the new compact SuperCollider.

Eco-Etch Agreement
------------------
     The Company is engaged in negotiations with IN.TEC, GmbH, a German environmental technology firm, for the exclusive North American distribution rights to the marketing of the "ECO-ETCH system. Ownership of IN.TEC changed during 1997 which resulted in delays in final negotiations. The Company is now in the process of completing negotiations and anticipates a firm agreement during the second quarter of 1998.

     ECO-ETCH is the brand name given to a new technology for the recycling and recovery of etching solutions used in the printed circuit board manufacturing industry. The Company is currently in the process of finalizing the technology distribution rights for ECO-ETCH.

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

                                       9
     ECO-ETCH systems will be marketed through the Company's subsidiary, Quantum Environmental Solutions and Technologies, ("QEST").

Faru Agreement - REVULCON
-------------------------
     Subsequent to December 31, 1997, the Company entered an exclusive worldwide license agreement with Faru GmbH., Dresden, Germany ("Faru"). Faru is the patent holder of the REVULCON technology. The Company made an initial payment of $70,000 in February 1998 with the balance payable in four monthly installments of $20,000 each. For each REVULCON plant sold by the Company, Faru will receive a royalty payment of $10,000 for up to fifteen (15) plants and $20,000 royalty payment for each plant sold following the initial fifteen.

     The REVULCON technology enables the production of high density, smooth finish rubber moldings and extrusions, including new tires, from recycled crumb rubber. This is done by a process of devulcanizing the rubber, returning it to a state where it can be utilized in new products and be re-vulcanized.

     The REVULCON technology development has the following market advantages:

     - The procedure restores the vulcanizability of rubber scrap without the necessity of chemicals or other additives. It works at ambient temperatures and it is non-polluting.

     - Unlike other procedures of rubber recycling, all kinds of rubber crumb can be reactivated and subsequently vulcanized nearly independently from particle size, grinding technology, source and deliverer, caoutchouc base, or textile residues.

     - The technology works with different qualities of rubber waste and can be processed by vulcanization in broad applications and numerous products, i.e.;

          a) Rubber waste of the same kind from varying sources without and with additives (e.g, high grades of EPDM, silicone or flouro rubber).

          b)  Mixtures of different tire crumb or other rubber waste

          c)  Mixture of tire crumb and other rubber waste

          d)  Grinded processing waste based on varying caoutchouc

          e) Addition of reactivated material to fresh rubber formulations in higher amounts compared with the same non-reactivated material.

                                      10
     - Reactivated rubber-waste material is also useable in mixtures with various plastics or waste plastics.

     - Scrap rubber obtained after reactivation are suitable for repeated recycling by the REVULCON technology.

     - Reactivation offers considerable economic advantages for products made out of rubber crumb because costs of chemicals and fine grinding (processing of coarser granulate) can be reduced or eliminated.

     - The expense of the subsequent vulcanization process is not influenced by reactivation.

     The reactivated rubber waste can be processed without further additives to rubber products like mats, plates, solid rubber tires, components for fall protection, elements for sound and vibration deadening, blocking and insulating layers against heat and moisture, etc., in mixtures with fresh rubber or plastic, profiles and other goods can be made by extrusion or injection molding.

Tire Recycling Industry and Competition
----------------------------------------
     In the United States alone there are over 275,000,000 tires discarded each year. There are currently between two and three billion tires stockpiled in the United States. Although millions of tires are discarded every year, there has been no consensus on the best way to dispose of the tires. Waste tires continue to accumulate in huge tire dumps throughout the world. One of the early governmental responses was to require the tires to be shred into small pieces in order to reduce the size of the tire dumps, the potential for fires, and the health hazards from the dumps which existed because of mosquitoes and rodents which inhabit tire dumps. Some market developed for shredded tires as fuel in cement kilns and electric power plants, however, most states have prohibited or strictly limited tire burning because of its adverse environmental impact. In addition, it has been recognized that tire burning is an inadequate use of the valuable rubber resource contained in the tires.

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

     One of the challenges facing the tire recycling industry has been the lack of reasonably priced equipment for the production of crumb rubber, given the production capacity of such equipment and the prevailing market prices of crumb rubber. Prices of crumb rubber vary according to the mesh (size) of the rubber. Rubber with a mesh of minus 10 to 25 sells for $.17 - .20 per pound and is the common size used in asphalt paving. The after-market products manufactured from the SMS press equipment use rubber of approximately minus 30 mesh and sells for approximately $.20 - .22 per pound. Very finely ground crumb rubber which is suitable for treatment with devulcanizing chemical process is usually minus 80-100 mesh and sells for $.40 - .45 per pound.

                                      11
     A second obstacle to investing in available recycling equipment has been the limited or uncertain demand for crumb rubber by manufacturers of rubber products. Without an established market for crumb rubber and reasonably predictable prices for crumb rubber there is no way to assure a recycler that he could recover his capital investment or make a profit on a recycling operation. In turn manufacturers have been reluctant to specify the use of crumb rubber in products because of the lack of a broad and consistent supply of high quality crumb rubber at predictable prices.

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

     The Chicago Board of Trade (CBOT) Recyclables Exchange operates an internet based listing of recyclable materials including crumb rubber. Access to the CBOT Recyclables Exchange is found on the Internet at: http://cbot-recycle.com. The Recyclables Exchange allows participants to use the on-line exchange to post listings to sell or enter materials wanted for purchase. Whenever there is a match of a sell listing with a buyer's parameters, the system will automatically e-mail a response to the buyer who can then communicate with the seller to transact business. The CBOT system allows for detailed product descriptions of material quality and other data important to buyers and sellers. The Exchange users can select predetermined commercial specifications or set customized product specifications. The Recyclables Exchange will contribute significantly to the recognition and growth of an established crumb rubber market. Eurectec, acting on behalf of clients which have purchased equipment, has posted offers on the Recyclables Exchange.

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

                                      12

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

     The CISAP system was designed specifically to granulate rubber from recycled tires efficiently at ambient temperatures. The COMPACT 6000 System was designed to input up to 2,204 pounds of tires and the COMPACT 9000 System was designed to input 3,306 pounds of tires per hour. As of December 1997, the estimated cost of establishing a fully operational tire recycling facility utilizing the COMPACT 9000 System was approximately $2,000,000, plus land and buildings. The advantages of the CISAP system over systems offered by competitors are (i) lower initial cost of a system; (ii) higher operating efficiencies and lower operating expense; (iii) lower maintenance down time; and (iv) recycling at ambient temperatures resulting in high quality crumb rubber output. Similarly, the Eurectec EGS system is designed to operate at ambient temperatures on a larger scale than the CISAP 9000 System.

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

                                      13
     An additional challenge to Eurectec in marketing the recycling systems is
that there is a long sales  cycle.    Typically, it takes six to eighteen
months from the time Eurectec has its initial contact with a potential
customer until equipment is installed and Eurectec is paid in full.    It may
take up to six months for CISAP to construct a system. Currently, CISAP does not manufacture the equipment until Eurectec orders it and the purchaser has a
letter of credit in place for full payment of the system.   After the
equipment is finished, depending upon the location, it takes from six to eight weeks to ship and install a system. The extended period of time it takes for Eurectec to complete a sales transaction is not unusual in the industry.
These challenges, however, have caused the Company to experience inconsistent
cash flow which has impacted the ability of the Company to grow.   The sales
cycle of SMS press equipment ranges from approximately three to six months. Management believes that marketing and sales emphasis on SMS presses, with a shorter sales cycle, will allow the Company to normalize cash flows and to give stability to Company operations.

     The Company continues to rely principally on the efforts of its officers and directors to generate sales. Eurectec's principal method of marketing is done through direct sales by officers of the Company and approximately 12 independent commissioned sales representatives worldwide through participation at trade shows and active membership in trade organizations. Eurectec maintains a site on the Internet at http://www.eurectec.com. Eurectec is a member of the Rubber Pavements Association located in Mesa, Arizona and is a founding member of the International Recycling Federation located in Bonn, Germany.

     Eurectec is a member of the International Tire and Retreading Association, headquartered in Louisville, Kentucky (ITRA). ITRA will sponsor the 41st World Tire Conference & Exhibition in April of 1998. Eurectec will have a booth in the 1998 conference and will have representatives from FARU attend as well. Eurectec has generated leads at both exhibitions at which it has had a booth and those at which it has only had representatives attend.

     Eurectec has become a member of ETRA (the "European Tire Recycling Association") headquarter in Brussels, Belgium. The Company will attend the Annual European Tire & Recycling Exposition in Brussels, Belgium, scheduled for 26-27 March 1998. At the Exposition, the Company will be presenting a paper entitled "The Turnkey Solution" and FARU will present a paper on behalf of Eurectec. ITRA will also exhibit at Reifen 98 - International Trade Fair for Tires and Retreading in May, 1998 in Essen, Germany. There will be a special section for U.S. Group Exhibits. The Company will attend this conference and intends to apply for booth space at the exhibition.

                                      14
     In addition, Eurectec is listed in the Scrap Tire Users Directory, an RRI annual publication which is a business reference guide to the tire recycling industry.

     Although the environmental problem of waste tires has existed for decades, the tire recycling industry is still in its early stages of development worldwide. No single response to the problem of waste tires has become generally accepted. However, the momentum in the industry favors tire recycling which reclaims the rubber resource. No single technology has achieved market dominance. Under such market conditions, potential investors are slow to make investment decisions. Manufacturers of recycling equipment do not carry large inventories of equipment. The Company has limited capital and limited full time personnel engaged in marketing and sales activities. These are the major reasons that Eurectec has not established a consistent volume of sales. At the same time the Company is aware that these challenges also form significant barriers to entry by competitors which will face many of the same challenges.

Current Contracts
-----------------

     ATLANTA RUBBER RECYCLING, INC. - There has been no activity on this contract and the Company does not believe Atlanta Rubber Recycling will be able to proceed with its planned project.

     MEXICO AGREEMENT. The client has experienced problems in the commissioning of the C9000 machines mainly relating to the high fiber content tires in Mexico and the high altitude of the project site near Mexico City. The Company has sent an engineering team to the site to correct the problems and anticipates the equipment to be fully operational by the end of April 1998. Following successful operation of the C9000 machines, the Company will deliver additional equipment before the end of 1998. In addition, the Company is negotiating a contract for PressMaster equipment to manufacture heated tile units under license from Eurectec, as well as continuous roll materials. The Company expects to conclude these negotiations and have an agreement in place during the first quarter of 1998. Other contracts are being negotiated for soaker hose and REVULCON projects.

     The Company anticipates concluding phase one installation by April 1998 and is presently negotiating additional payment on contract change orders. Further, the Company is negotiating a new contract for a PressMaster and ancillary equipment, valued at approximately $750,000.

     SAUDI AGREEMENT. Phase one of this project have been delivered and equipment installation is now planned for April 1998 at the site in Dammam.
It is expected that the second and third phase of the project will be concluded for delivery during the second half of 1998. The scope of the third phase work will include two front end mills to increase the through-put capacity of the C6000 machines and one additional 200 continuous roll press and other ancillary equipment. The purchaser desires to expand its manufacture of "value-added" products and the Company anticipates supplying PressMaster equipment to the facility.

     NEVADA ENVIRONMENTAL TECHNOLOGIES, INC. The Company finalized negotiations in 1997 to issue a license to Nevada Environmental Technologies, Inc., ("NET"). In addition, a preliminary equipment sales agreement had been signed. NET has shifted their concentration on energy marketing and the Company does not expect NET to proceed with their previously planned tire recycling project in Reno. This will be reviewed on an ongoing basis as the current contract expires on December 31, 1998.

                                      15

Proposals Under Negotiation
----------------------------

     WASTE RESOURCES RECLAMATION AGREEMENT. The Company received a letter of intent for the sale and purchase of SMS press equipment to Waste Resources Reclamation. The Company anticipates entering a final agreement during the second quarter of 1998.

     PHOENIX ENVIRONMENTAL GROUP, INC. The Company has received a letter of commitment from Phoenix Environmental Group, Inc., ("PEG") to employ Eurectec technology for a tire recycling facility. PEG has secured a large site close to the Detroit International Airport and has prepared a detailed Project Feasibility Study for the construction of a recycling park in Detroit, Michigan. PEG anticipates initial development to commence the second quarter of 1998 with equipment delivery during the first half of 1999.

     SEAGAL VENTURES, INC. Seagal Ventures, Inc., ("Seagal") located in the Philippines, is a tile products manufacturer. The Company has already supplied approximately $80,000 worth of mixing equipment and binder/coloring materials. Currently, the Company and Seagal are negotiating a regular monthly shipment of binder/coloring and possibly adhesive for bonding tiles commencing the second quarter of 1998.

     UNITED RUBBER RECYCLING. The Company is negotiating a contract for a PressMaster 100. United Rubber Recycling ("United") is in the pressing products business and is already manufacturing agricultural products. United is currently utilizing a hand pressing process and is interested in upgrading their equipment to automatic pressing to give greater output capability. The Company expects to conclude a sales agreement during the second quarter of 1998.

     AMERICAN RUBBER GROUP, INC. American Rubber Group, Inc. is setting up a shredding and granulating facility in Compton, California and the Company is currently negotiating a sales agreement for a PressMaster 200 with continuous roll production which is expected to be concluded during the second quarter of 1998.

     A-TECH INNOVATION. The Company is negotiating an equipment supply contract with A-Tech Innovation of Woodbridge, Illinois and anticipates finalizing an agreement during the second quarter of 1998.

Joint Venture Projects
----------------------
     SETG GERMANY - Poseidon Products GmbH. The Company has finalized a joint venture agreement with a German Government sponsored company, Strukturentwicklungsgesellschaft Ueckermunde mbh., located near Berlin. As a result of joint venture agreement, Poseidon Products GmbH. was established and will construct and operate a tire recycling facility in the state of Mecklenberg-Vorpommern to product crumb rubber and to manufacture a wide range of value added products. Eurectec, Inc., is under contract to supply the technology transfer and equipment package. Engineering for the project is to be coordinated by FDC Engineering of Switzerland.

                                      16

Proposed Joint Venture Project
------------------------------

     CALIFORNIA PRISON MANUFACTURING PROJECT. The Company is currently negotiating with the California State Prisons - Department of Corrections, Sacramento, California to investigate the feasibility of establishing a joint venture between the Company and the Department of Corrections Manufacturing Department to manufacture crumb rubber derived products utilizing inmate and prison facilities. The first phase of this project will incorporate a PressMaster and the second phase will incorporate both shredding and granulating processes. A result of this joint venture would be to provide the Company with a manufacturing platform for products and serve as a showcase for marketing efforts. Negotiations are expected to be concluded during the second quarter of 1998 following a series of meetings at a number of potential facilities.

Employees
---------
     Currently the Company has no employees. The Company contracts with an employee service agency to provide office staff and secretarial services. The Company relies heavily on the efforts of its President, Ehrenfried Liebich, it also relies upon the services of various consulting agencies including agencies owned and operated by Keith Fryer, a Company Vice President, Secretary and Director and John Pope, the Company Treasurer, a Vice President and Director.

     The Company plans to restructure the employee status during 1998 and will be recruiting a Vice President of Finance and a systems engineer.

Company Subsidiaries
--------------------

     EURECTEC, INC. The Company acquired the outstanding 20% of Eurectec, which was held by 67 non-affiliated shareholders, via a share exchange whereby the Company exchanged shares of The Quantum Group, Inc., for the outstanding shares of Eurectec, Inc. The Company now wholly owns Eurectec. The majority of the Company's business is transacted through Eurectec. Eurectec was formed by the Company, under the laws of the State of Nevada in 1991. As discussed earlier, the Company negotiated its licensing agreements with CISAP and SMS and Rothbury through Eurectec and the Company uses Eurectec to market and sell the tire recycling equipment. Eurectec also markets and sells sub-licenses for the Company. The Company expects to enter into various other businesses most of which will be related either directly or indirectly to the environmental technologies business. Pursuant to that expectation, the Company has formed various subsidiaries of Eurectec which will be used to transact the Company's business dealings in these areas.

                                      17
     EURECTEC INTERNATIONAL, LTD., is a wholly owned subsidiary of Eurectec. Eurectec International was established pursuant to the laws of the Province of British Columbia and was incorporated in May 1991. The Company formed Eurectec International to transact the international affairs of the Company in individual recycling projects. The organization costs of establishing Eurectec International were funded by Mr. Liebich. Eurectec International is currently not engaged in any business transactions.

     EURECTEC INDUSTRIES, LTD., is a wholly owned subsidiary of Eurectec International. Eurectec Industries was formed by the Company pursuant to the laws of the Province of Alberta and was incorporated in February 1996 to take advantage of government incentives offered to Canadian companies operating in Canada. Eurectec Industries is currently unfunded and transacting no business.

     EURECTEC MARKETING, INC., is a wholly owned subsidiary of Eurectec and was formed to market recycled rubber products, both from Eurectec plants and from other participating manufacturers.

     PACIFIC RUBBER RECYCLING LTD., ("Pacific Rubber") is a wholly owned subsidiary of Eurectec International. Pacific Rubber was organized pursuant to the laws of the Province of British Columbia and was incorporated in May 1995. When cash flow improves, the Company intends to open its own tire recycling facility operated through this company. The Company currently is not pursuing the establishment of a recycling facility. Pacific Rubber is unfunded and has not transacted any business activities.

     QUANTUM ENVIRONMENTAL SOLUTIONS & TECHNOLOGY, INC., ("QEST"). QEST is a wholly owned subsidiary of the Company. Incorporated on April 21, 1997, QEST was established to market the ECO-ETCH system.

     QUANTUM MODIFIED ASPHALT EXCETERA, ("QMAX"). The Company has established this division to market specialized mobile equipment concerned with the mixing of crumb rubber and asphalt. Presently dormant, this division will soon be incorporated and will be responsible for crumb rubber technology transfer programs.

______________________________________________________________________________

                       ITEM 2.  DESCRIPTION OF PROPERTY
______________________________________________________________________________

     In July 1997, the Company renewed its lease agreement to lease an industrial condominium in a multi-tenant building for use as its principal executive office. The Company pays $3,281.00 per month for 4,495 square foot facility. The lease has a renewal option for an additional year and will be reviewed in July 1998. The building is located at Park Irvine Business Center, 14771 Myford Road, Building B, Tustin, California 92780. The space the Company is leasing is sufficiently large to accommodate all of its administrative and storage needs. In addition, the current location of the Company houses an SMS press and accompanying equipment to demonstrate the press and manufacture samples of products produced by the press.

______________________________________________________________________________

                          ITEM 3.  LEGAL PROCEEDINGS

______________________________________________________________________________

     None.

______________________________________________________________________________

                   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITIES HOLDERS
______________________________________________________________________________

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 1997.

______________________________________________________________________________

                                    PART II
______________________________________________________________________________

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
______________________________________________________________________________

     The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "QTMG." As of December 31, 1997 the Company had 269 shareholders holding 4,853,409 common shares. Of the issued and outstanding common stock, 810,865 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission . The Company has never declared a dividend on its common shares.

     The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                                                                    BID PRICES          ASK PRICES
                                    HIGH        LOW       HIGH         LOW
1996
First Quarter ended March 31       .4375      .0625       .875        .625
Second Quarter ended June 30       .1875       .125        .75         .75
Third Quarter ended Sept. 30        .125      .0625        .75         .50
Fourth Quarter ended Dec. 31       .0625     .03125        .50         .25

1997
First Quarter ended March 31        .125     .03125     .46875      .40625
Second Quarter ended June 30      .03125     .03125     .46875      .46875
Third Quarter ended Sept. 30       .0625      .0625      -----       -----
Fourth Quarter ended Dec. 31         .50       .062       1.00        1.00

     The foregoing figures were furnished to the Company by the National Quotation Bureau, 1 Penn Plaza, 15th Floor, New York, New York 10001.

                                      19

____________________________________________________________________________

                     ITEM 6.  MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS

_____________________________________________________________________________

Liquidity and Capital Resources

     At December 31, 1997, the Company had on hand cash of $142,690.

     The management of the Company made the decision at year end 1992 to concentrate its resources and management efforts on the Company's tire recycling operations. This has been the Company's business since the beginning of 1993. Sales generally take six to eighteen months to complete. Some cash flow is generated by customer deposits and miscellaneous charges when a contract is signed, however, the bulk (generally 80%) of the cash flow is released to the Company when the product is shipped. Contracts often provide for a final payment, generally 10% of the contract amount, to be paid when installation is completed. The Company intends that future sales will require 15% to 20% deposit at the time of sale and the balance due on delivery of the equipment.

     In January 1998, the Company concluded an off-shore offering under Regulation S of 1,000,000 shares which yielded gross proceeds of $1,500,000. This was used to eliminate all prior debt and provide working capital. The Company is initiating an additional Regulation S offering for 1,600,000 shares which the Company anticipates may yield up to $3,300,000 by end of April 1998. Once this has been achieved the Company intends to proceed with a registered offering to raise further capital for the company expansion.

     The present outlook suggests that the Company will experience modest growth in revenue of 15-20% over 1997 levels. The bulk of revenue during 1998 is expected to be realized during the second half of the year due to specific pending project phasing and the time frame needed to conclude contracts with existing clients where projects are being expanded. Emphasis will be placed on both PressMaster and REVULCON equipment packages where manufacturing and installation times are much less than with full turn key tire recycling plants including shredding and granulation equipment.

                                      20

     The Company satisfied its 1997 capital commitment for the Rothbury agreement. The Company does not have any capital commitments for 1998. However, should the Company proceed with a registered offering, the Company may enter into capital commitments for equipment required for the California prison project.

Results of Operations
---------------------
     The Company generated a $101,893 profit in the year ended December 31, 1997 compared to a loss of $228,820 for the year ended December 31, 1996. The 1996 loss includes an Accounts Receivable write off of $338,181, a Loan Receivable write off of $38,750 and an investment loss of $6,250. The 1997 profit includes sale of License Rights of $350,000 and $150,000. The $350,000 license fee is partially offset by a reserve of $175,000.

     Net cash generated from operations during the year ended December 31, 1997 was $197,974 compared to $10,964 cash used in operations in the year ended December 31,1996. This resulted primarily from profitable operations, an increase in Accrued Expenses of $393,577, an increase in Taxes Payable of $103,548, the Accounts Receivable write off of $195,000 and Depreciation and Amortization of $84,745, partially offset by the increase in Accounts Receivable of $681,457 and a decrease in Accounts Payable of $65,316.

     Accounts receivable increased in the year ended December 31, 1997 by $681,457 to $710,979. The 1997 Accounts Receivable balance consists of the sale of a press and contract additions on the Mexico project of $175,000 and $335,000 respectively, the License Fee receivable of $350,000 (less the reserve of $175,000) and Letter of Credit retention of $25,979. The December 31, 1996 Accounts Receivable balance included $184,522 contract additions on the Saudi project, which was collected and the $20,000 balance on the Atlanta Rubber license fee which was written off in 1997.

     Inventory at December 31, 1997 is $29,760 compared to $490,579 at December 31, 1996. The 1996 balance was equipment held for sale that was sold back to the vendor. The 1997 balance consists only of raw materials (crumb rubber, binder, flocking, etc.) for the manufacture of mats.

     The deposit account at December 31, 1997 is $421,451. There were no deposits at December 31, 1997. $417,951 of the 1997 balance is deposits with CISAP which represents the proceeds on the sale to them of the C3000 machine previously held in inventory.

     Securities Accounts balance of $73,125 at December 31, 1997 is the result of receiving 20,000 shares of Frontier Energy common stock for a $100,000 license fee. The securities had a market value of $100,000 at the time of the transaction, but were subsequently written down to reflect the December 31, 1997 market price.

     Accrued Expenses increased by $393,577 to $552,399 during the year ended December 31, 1997 compared to $158,822 at December 31, 1996. The major components of this increase are $300,000 accrued cost of sale for committed costs to complete the Mexico project and $72,717 in accrued interest on the Company's loan balances.

                                      21
     The Due Officer Account declined to $7,919 at December 31, 1997 from $151,152 at December 31, 1996. This debt was paid down by the issuance of 1,600,000 shares of Quantum common stock at $0.0625 per share to Ehrenfried Liebich, the officer of the Company to whom the Account was due, and the payment of $43,233 to or on behalf of Mr. Liebich. The remaining balance of the loan from the officer is non-interest bearing and is payable on demand.

     Franchise Taxes Payable balance at December 31, 1997 of $103,548 consists of $70,691 Federal Taxes and $32,957 in California State taxes. Although the Company has a Net Operating Loss Carry forward of $1,663,146 for Federal Income Tax purposes, the law provides that the utilization of the NOL is a preference item triggering the Alternative Minimum Tax. The State of California does not have a NOL carry forward and as such the year's operation are subject to California Income tax. No liability existed at December 31, 1996 as a result of the loss.

     Current Maturities declined during the year ended December 31, 1997 by $63,879 to $721,318 from $785,197. The Current Maturities are that portion of the Company's long term debt due within the upcoming fiscal year. As all of the long term debt is due during 1998, it is all categorized as Current Maturities. The decline during 1997 is due to the decline in value of the German Mark in relation to the Dollar, as two of the notes are payable in Marks. The notes and the accrued interest on them were paid off during the first quarter of 1998 (See subsequent event footnote to Financial Statements).

     Minority Interest increased to $109,256 during the year ended December 31, 1997 due to the 20% minority interest in the Company's primary subsidiary, Eurectec, Inc.

Comparison of the year ended December 31, 1997, and the year ended December
---------------------------------------------------------------------------
31, 1996.
---------

     Revenue for the year ended December 31, 1997 was $3,424,809. This is a $517,130 increase over the revenue of $2,907,679 generated in the year ended December 31, 1996. The increase in 1997 is from an increase in equipment sales of $51,137 and an increase of $465,000 in License Sales.

     The majority of the Company's sales are recorded when equipment is shipped and title passes to the buyer. Typical sales are by letter of credit, with the funds being released by the bank when the equipment is placed for shipment with the carrier. To date, payment for the Company's equipment sales have been made on the basis of 10% due at the time of sale, 80% due on shipment of equipment and 10% due at completion of installation. This has resulted in the Company receiving its revenue in large lump sums at irregular intervals rather than in smaller amounts at frequent intervals. The Company intends that future sales require 15% - 20% of the amount due at the time of sale and the balance upon delivery, with the equipment manufacture supplying the purchaser with performance and/or completion bonds prior to delivery.

                                      22
     Costs of Sales consists of wholesale costs to the Company of granulating systems and support equipment plus freight and insurance, which are billed to the client. Cost of Sales for the year ended December 31, 1997 was $2,261,677, a $366,209 increase over the $1,895,468 for the year ended December 31, 1996. Cost of Sales as a percentage of equipment sales was 77% in 1997 compared to 66% in 1996. This increase resulted from concessions to the buyer in relation to the granting of the territorial license for Mexico combined with the fact that we have change orders and new business pending with Press equipment, REVULCON and Soaker Hose technology currently in excess of $1,000,000 (excluding the REVULCON and Soaker Hose projects realization, the technical development for which, will be concluded and quoted to the client in detail and added to this number during the second quarter of 1998.). The Company believes that the decline in gross margin experienced in 1997 is not indicative of a trend or ongoing factors and that margins should return to 1996 levels in the upcoming year.

     Commission expense for the year ended December 31, 1997 of $37,008 is less than the 1996 expense of $195,077 by $158,069. This is due to the Mexico contract having been negotiated by Company personnel without the use of outside sales personnel or agents.

     Depreciation expense increased in 1997 to $47,737 from $22,926 due to the purchase in 1996 of the SMS tile press and the inclusion of a full year of depreciation in 1997.

     The Company amortizes the license agreement with Rothbury Engineering over the anticipated 10 year economic life of the technology. The year ended December 31, 1997 includes a full years amortization while the year ended December 31, 1996 includes the amortization from the date of acquisition, resulting in an increase in amortization expense of $14,587.

     Travel expenses decreased in the twelve months ended December 31,1997 by $11,530 compared to 1996 ($56,056 vs. $67,586), due primarily to the closer proximity of the 1997 projects.

     Professional Fees increased to $78,596 in the year ended December 31, 1997, compared to $67,586 in the year ended December 31, 1996, due to legal work involved with the reverse split of the Company's stock and the agreements to exchange the shares held by the minority holders of shares in the Company's subsidiary (Eurectec, Inc.) for Quantum shares.

     Office Expenses and Administrative Expenses increased by $15,162 and $8,094, respectively from the year ended December 31, 1996. This is due to the addition of support personnel and the repair, maintenance and cleaning of the Company's offices, some of which were included in the rent at the prior facility. Rent and Utilities expense declined in the year ended December 31, 1997 by $17,469 as general office support is not provided in the current facilities.

     Consulting Fees declined to $232,571 in the twelve months ended December 31, 1997 compared to $265,375 for the year ended December 31, 1996. The Company employed outside consultants for marketing and accounting in 1996 and 1997. Additional consulting expense was incurred in 1996 for the start up of the technical and sales efforts associated with the SMS press equipment, without a corresponding expense in 1997.

                                      23
     Interest Expense increased in 1997 compared to 1996 due to accruing a full years interest on the Machinery and Technology Notes Payable obligations incurred in 1996.

     In 1997 the Company wrote-off the balance of the Receivable from Atlanta Rubber. The Company does not believe that Atlanta Rubber will proceed with its planned project. The Company reserved $175,000 (50%) of the Mexico License Fee Receivable under the theory of conservatism. Although the signed agreements calls for the payment of $350,000, Management believes that the client may attempt to renegotiate the contract or seek concessions in some manner due to the setbacks in commencing full operations at the facility. In 1996 the Company wrote off a note receivable from a client for $338,181 and a loan to it's German subsidiary of $38,750.

     Foreign Currency translation gains were $63,880 in the year ended December 31, 1997 compared to a gain of $6,344 in the twelve months ended December 31, 1996. This gain is due to the fact that the U.S. Dollar has strengthened considerable in relation to the German Mark. The Company's non U.S. lender debt is repayable in German Marks. This strengthening means that fewer Marks would be needed to repay the debt than were needed at the previous year end.

Comparison of the year ended December 31, 1996, and the year ended December
---------------------------------------------------------------------------
31, 1995.
---------

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

                                      24
     Travel expenses in the year ended December 31, 1996 exceeded 1995 by $22,118. ($67,586 in 1996 vs. $45,468 in 1995). This was due to supervising the completion of the Saudi project and an increased international and domestic sales efforts.

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

                                      25
_____________________________________________________________________________

                         ITEM 7.  FINANCIAL STATEMENTS

_____________________________________________________________________________

     The following financial statements of the Company are filed as a part of this report:

     Report of Darrell Schvaneveldt, Certified Public Accountant;
     Balance Sheets as of December 31, 1997 and December 31, 1996;
     Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995;
     Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995;
     Notes to Financial Statements.

     There are no financial statement schedules included as part of this report. The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

________________________________________________________________________________

            ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

______________________________________________________________________________

     The Company has had no disagreements with its accountants as to any matter regarding accounting or financial disclosure.
______________________________________________________________________________

                                   PART III

______________________________________________________________________________

     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

_______________________________________________________________________________

     The following table sets forth as of December 31, 1997 the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

     Name                Age       Position       Director or Officer Since
     ----                ---       ----------     -------------------------
Ehrenfried Liebich       55        President      March 1989
                                   Director       March 1989

                                      26
Keith J. Fryer           49        Vice President March 1995
                                   Director       March 1995
                                   Secretary      July 1997

John F. Pope             55        Vice President January 1991
                                   Treasurer      January 1991
                                   Director       March 1989

Markus J. Lenger         33        Vice President October 1995

________________________________________________________________________

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

     KEITH J. FRYER is a Vice President, Secretary and a Director of the Company. Mr. Fryer first became involved with the Company in August 1992.
Mr. Fryer was educated in England and graduated from the Cheshire College of Further Education with a City and Guild of London Institute Diploma in Construction and Site Surveying. He also studied at Cranfield and Dunchurch UK Management Colleges and became a Member of the Institute of Marketing London in 1974. Mr. Fryer became a Chartered Member of the Institute in 1989. He has been a member of the Marketing Society London since 1989. He is also a life member of the Wig & Pen Club, The Strand, London. Mr. Fryer successfully operated Keith Fryer Associates England, a business he formed in 1986, that provided marketing consulting services in various business areas. In 1992, Mr. Fryer established Keith Fryer Associates California, Inc., a marketing consulting firm. Mr. Fryer became a Vice President and Director of the Company in March 1995 and Secretary of the Company in July 1997.

     JOHN F. POPE is the Treasurer, a Vice President and a Director of the Company. Mr. Pope began his professional career in 1963 as an auditor in public accounting and subsequently on the corporate staff of Olivetti Underwood in New York. He joined Burger King Corporation in Miami, Florida, in 1968 and progressed to the position of Controller, Company Stores Division. He joined Orange Julius International, Inc., Santa Monica, California, in 1974 as Vice President, Finance and a Director for the parent company and its national and international subsidiaries.

                                      27

     In 1980, Mr. Pope became President of Inflation Management, Inc., Los Angeles, California. From February 1982 until February 1984 he was Vice President, Finance of Aerobic Dancing, Inc. In 1984 he became Senior Vice President of Animated Playhouses Incorporated and Subsidiaries, before moving to become Executive Vice President Finac International, Inc., an investment and venture capital firm in Torrance, California.

     From 1986 through November 1987, Mr. Pope acted as Vice President Finance and Administration for ASI Sign Systems of Marina Del Ray, Inc. After leaving ASI Sign Systems in late 1987, Mr. Pope became a independent financial consultant assisting a number of domestic and international public and private companies in franchising, financial structure, and internal and SEC reporting. He continues to serve on the Board of Directors of several companies he helped to become public companies.

     In 1989, Mr. Pope became a founding member of the Board of Directors of the Quantum Group, Inc., in addition to other activities. Mr. Pope is a Certified Management Accountant (CMA) and serves on the National Board of Directors of The Institute of Management Accountants, where he also chairs the National Committee of Finance. He has also been Certified in Financial Management (CFM) by the same institute. He is a Certified Public Accountant
(CPA) and a member of the American Institute of Certified Public Accountants (AICPA). He has been a member of the Curriculum Steering Committee, School of Accountancy, University of Southern California, and a number of other professional and civic organizations.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that

                                      28
such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the effective date
of the Company's filing on Form 10-SB.    Form 4 is to report changes in
beneficial ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock. Form 5 covers annual statement of changes in beneficial ownership which is due 90 days after the fiscal year end of the Company. All directors and executive officers complied with Section 16(a).

______________________________________________________________________________

                      ITEM 10.  EXECUTIVE COMPENSATION

______________________________________________________________________________

     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 1996 the end of the Registrant's last completed fiscal year).

                              Summary Compensation Table

                                                    Long Term Compensation
                                           Other    Awards          Payouts
Name &               Annual Compensation   Annual   Restricted               All
Principal                                  Compen   Stock   Options/ LTIP    Other
Position             Year Salary Bonus     -sation  Awards  SARs             Payout
__________________________________________________________________________________

Ehrenfried Liebich   1997  -0-     -0-     -0-      -0-     -0-     -0-      -0-
President/Director   1996  -0-     -0-     -0-      -0-     -0-     -0-      -0-
                     1995  -0-     -0-     -0-      -0-     -0-     -0-      -0-

Keith Fryer (1)      1997  68,559  -0-     -0-      20,000  333,334 -0-      36,008
Vice President/      1996  65,321  -0-     -0-      -0-     -0-     -0-      65,415
Director/Secretary   1995  77,950  -0-     -0-      -0-     -0-     -0-      -0-

John F. Pope (2)     1997  28,850  -0-     -0-      -0-     -0-     -0-      -0-
Vice President/      1996  45,500  -0-     -0-      -0-     -0-     -0-      -0-
Treasurer/Director   1995  46,850  -0-     -0-      -0-     -0-     -0-      -0-

Markus J. Lenger (3) 1997  9,859   -0-     -0-      -0-     -0-     -0-      -0-
Vice President       1996  23,944  -0-     -0-      -0-     -0-     -0-      -0-
                     1995  -0-     -0-     -0-      -0-     -0-     -0-      -0-

____________________________________________________________________________________


     (1) Keith Fryer provided consulting services to the Company through Keith Fryer Associates California, Inc., his private consulting business. The salary figures represent amounts paid by the Company to Keith Fryer Associates California, Inc. These services were provided on terms at least as favorable as could have been negotiated with an independent third party. The "other compensation" paid to Keith Fryer was in the form of commissions for license and equipment sales. The options were granted to Mr. Fryer pursuant to the Company's 1997 Stock Option Plan.

                                      29
     (2) John Pope provided consulting services to the Company through his private consulting business, John F. Pope, Inc. The salary figures represent amounts paid by the Company to John F. Pope, Inc. For Mr. Pope's services to the Company as an officer and director overseeing the financial affairs of the Company. These services were provided on terms at least as favorable as could have been negotiated with an independent third party.

     (3) Markus Lenger provided consulting services to the Company. The salary figure represents amounts paid by the Company to Dr. Lenger for services to the Company as an officer and as a consultant overseeing the Company's website development.

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

Stock Option and Stock Appreciation Rights Plans
------------------------------------------------

     Effective June 27, 1997, the Company implemented the Quantum Group, Inc., 1997 Stock Option Plan and allocated 1,000,000 shares of common stock of the Company to be available for grant under the plan. In October, the Company granted an option, pursuant to the 1997 Stock Option Plan, to Keith Fryer, an officer and director of the Company for 333,334 shares, exercisable at $0.0625 per share. The options are exercisable at a rate of 66,666 shares per year for a period of five years commencing immediately upon the date of grant. To date, none of these options have been exercised.

Option / SAR Grants in Last Fiscal Year
---------------------------------------


Individual Grants
-----------------
Name           Number of      % of Total     Exercise     Expiration   Grant
               Securities     Options/SARs   or Base      Date         Date
               Options/SARs   Granted to     Price                     Present
               Granted        Employees      ($/share)                 Value ($)
                                             Fiscal Year
_________________________________________________________________________________

Keith Fryer    333,334        100%           $.06         2002         $20,000

_____________________________________________________________________________________

                                      30
Termination of Employment and Change of Control Arrangement
------------------------------------------------------------

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

_____________________________________________________________________________

                   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT
_____________________________________________________________________________

     The following table sets forth as of December 31, 1997 the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 4,853,409 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of                                Amount and Nature of     Percentage
--------                                --------------------     -----------
Class       Name of Beneficial Owner    Beneficial Ownership     of Class
--------    ------------------------    --------------------     -----------
Common      Ehrenfried Liebich          2,887,593                59.49%
            14771 Myford Road
            Building B
            Tustin, California 90744

Common      Keith J. Fryer              301,522                  6.21%
            14771 Myford Road
            Building B
            Tustin, California 90744

Common      John F. Pope                42,001                   0.86%
            14771 Myford Road
            Building B
            Tustin, California 90744


Common      Dr. Markus J. Lenger        0                        0%
            14771 Myford Road
            Building B
            Tustin, California 90744
________________________________________________________________________________
Common      All Officers, Directors
            as a Group:
            (4 persons)                 3,231,116                66.65%
________________________________________________________________________________


                                      31
(1) These shares are owned by Keith Fryer Associates California, Inc. Mr. Fryer is the owner operator of that business and is deemed to be the beneficial owner of these shares because he holds the sole voting and investment power regarding such shares.

(2) Mr. Pope's total shares includes 33,667 shares held of record by Parallax Capital Corporation which he may be deemed to be a beneficial owner of the shares because he has shared investment power of the shares.

______________________________________________________________________________

                     ITEM 12.  CERTAIN RELATIONSHIPS AND
                             RELATED TRANSACTIONS
______________________________________________________________________________

     As of December 31, 1996 the Company had borrowed directly from Mr. Ehrenfried Liebich the total amount of $151,152. The loans are non-interest bearing and are payable on demand. Mr. Liebich is the President, a Director and a beneficial owner of more than 10% of the Company's outstanding Common Stock. All of these funds were utilized to provide the Company with needed working capital. This loan was made on terms at least as favorable as terms the Company could have negotiated with an independent third party. In 1997, the Company exchanged 1,600,000 shares of common stock of the Company in return for the retirement of $100,000 of the total debt owed Mr. Liebich.

______________________________________________________________________________

                                    PART IV

______________________________________________________________________________

                  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

______________________________________________________________________________

(a)  Reports on Form 8-K.

     None.

(b)  Exhibits.  The following exhibits are included as part of this report:

                                      32

        SEC Exhibit
Exhibit Reference
Number  Number       Title of Document                        Location
------- -----------  -------------------------------------    ---------------------
3.01    3            Articles of Amendment to the Articles    Incorporated
                     of Incorporation                         by reference*

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

10.02   10           Canadian License Agreement               Incorporated
                                                              by reference*

10.03   10           Mexico License Agreement                 Incorporated             by reference*

10.04   10           Amendment to CISAP License               Incorporated
                     Agreement, dated April 26, 1996          by reference*

10.05   10           SMS Sondermaschinen License              Incorporated
                     Agreement, dated May 15, 1996            by reference*

10.06   10           Amendment to CISAP License               Incorporated
                     Agreement, dated March 14, 1997          by reference**

10.07   10           Florida License Agreement                Incorporated
                                                              by reference **

10.08   10           Rothbury License Agreement               Incorporated
                                                              by reference**

10.09   10           Faru Agreement                           Attached

23.01   23           Consent of Accountant                    Attached

27.01   27           Financial Data Schedule                  Attached

________________________________________________________________________________

*Incorporated by reference from the Registrant's registration statement on form 10-SB, as amended, filed with the Commission, SEC file no. 0-23812.

**Incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 1996, filed with the commission, SEC file no. 0-23812

___________________________________________________________________________

                                  SIGNATURES
___________________________________________________________________________

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:           March 31, 1998              The Quantum Group, Inc.
                                             a Nevada corporation


                                             By: /s/ Ehrenfried Liebich
                                                ------------------------
                                             Ehrenfried Liebich, President

DATE             NAME AND TITLE              SIGNATURE
--------------   -------------------         -----------------------------
March 31, 1998   Ehrenfried Liebich          By: /s/ Ehrenfried Liebich
                 President/Director          -----------------------------
                                             Ehrenfried Liebich, President


March 31, 1998   Keith J. Fryer              By: /s/ Keith J. Fryer
                 Vice President/Director/    -----------------------------
                 Secretary                   Keith J. Fryer

March 31, 1998   John F. Pope                By: /s/ John F. Pope
                 Vice President              -----------------------------
                 Treasurer/Director          John F. Pope

                                          34

                                    Exhibit Index


               SEC Exhibit
Exhibit        Reference
Number         Number              Title of Document        Location
---------      -------------       ----------------------   -----------
10.09          10                  Faru Agreement           Page E-1

23.01          23                  Consent of Accountant    Page E-22

27.01          27                  Financial Data Schedule  Page E-23



                                          35

                             THE QUANTUM GROUP, INC.
                                AND SUBSIDIARIES


                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1997
                                        &
                                DECEMBER 31, 1996

/Letterhead/                 Schvaneveldt & Company
                           Certified Public Accountant
                         275 East South Temple Suite 300
                           Salt Lake City, Utah 84111
                                  801-521-2932

Darrell T Schvaneveldt, C.P.A.


                           Independent Auditors Report
                          ----------------------------

Board of Directors
The Quantum Group, Inc., and Subsidiaries

     I have audited the accompanying balance sheets of The Quantum
Group, Inc., and Subsidiaries, as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of The Quantum Group, Inc., and Subsidiaries, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



/S/Darrell T Schvaneveldt
Salt Lake City, Utah
March 21, 1998

                    The Quantum Group Inc., and Subsidiaries
                                 Balance Sheets
                           December 31, 1997 and 1996


                                                    December       December
                                                    31, 1997       31, 1996
                                                -------------  -------------
                                     ASSETS

Current Assets
--------------
  Cash                                          $    142,690   $      6,602
  Accounts Receivable                                710,979        204,522
  Inventory                                           29,760        490,579
  Deposit                                            421,451            -0-
                                                -------------  -------------

      Total Current Assets                         1,304,880        701,703

Property & Equipment
--------------------
  Furniture & Fixtures                                 3,054         10,651
  Equipment                                          154,778        170,144
                                                -------------  -------------

      Total Property & Equipment                     157,832        180,795

Other Assets
------------
  Securities                                          73,125            -0-
  Cash Pledged                                         5,225          5,122
  License Rights                                     414,622        464,377
  Deposit                                              3,281          3,281
  Tax Benefit Deferred                                   -0-             80
                                                -------------  -------------

      Other Assets                                   496,253        472,860
                                                -------------  -------------

      TOTAL ASSETS                              $  1,958,965   $  1,355,358
                                                =============  =============

    The accompanying notes are an integral part of these financial statements

                    The Quantum Group Inc., and Subsidiaries
                           Balance Sheets -Continued-
                           December 31, 1997 and 1996

                                                    December       December
                                                    31, 1997       31, 1996
                                                -------------  -------------
                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accrued Expenses                              $    552,399   $    158,822
  Accounts Payable                                   140,016        205,332
  Due Officers                                         7,919        151,152
  Customer Deposits                                    2,500            -0-
  Franchise Taxes Payable                            103,548            -0-
  Current Maturities                                 721,318        785,197
                                                -------------  -------------
      Total Current Liabilities                    1,527,700      1,300,503

Long Term Liabilities
---------------------
  Note Payable - Machinery                           145,631        170,519
  Note Payable - Technology                          347,547        347,547
  Note Payable                                       228,140        267,131
  Less Current Maturities                       (    721,318)  (    785,197)
                                                -------------  -------------

      Total Long Term Liabilities                        -0-            -0-

Minority Interest in Subsidiary                      109,256         84,739

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares
   Authorized; Par Value of $0.001
   Per Share,
  4,853,409 & 3,153,409 Shares Issued
   Retroactively Restated Respectively                 4,853          3,153
  Paid In Capital                                  1,932,968      1,684,668
  Accumulated Deficit                           (  1,615,812)  (  1,717,705)
                                                -------------  -------------

      Total Stockholders' Equity                     322,009   (     29,884)
                                                -------------  -------------
      TOTAL LIABILITIES &
      STOCKHOLDERS' EQUITY                      $  1,958,965   $  1,355,358
                                                =============  =============

    The accompanying notes are an integral part of these financial statements

                   The Quantum Group Inc., and Subsidiaries
                           Statements of Operations
             For the Years Ended December 31, 1997, 1996 and 1995

                                          December       December       December
                                          31, 1997       31, 1996       31, 1995
                                      -------------  -------------  -------------
Revenues
--------
  Equipment Sales                     $  2,923,816   $  2,872,679   $  2,679,790
  License Sales                            500,000         35,000            -0-
  Other Income                                 993            -0-            -0-
                                      -------------  -------------  -------------

      Total Revenues                     3,424,809      2,907,679      2,679,790

      Cost of Sales                      2,261,677      1,895,468      1,688,947
                                      -------------  -------------  -------------
      Gross Profit                       1,163,132      1,012,211        990,843

Expenses
--------
  Commission                                37,008        195,077        329,960
  Depreciation                              47,737         22,926         14,342
  Amortization                              49,756         33,169            -0-
  Travel                                    56,056         67,586         45,468
  Professional Fees                         78,596         68,147         46,925
  Office                                    36,708         21,546         23,846
  Rent & Utilities                          65,634         83,103         57,221
  Administrative Expenses                   95,377         87,283         69,301
  Consultant Fees                          232,571        265,375        164,178
  Interest                                  95,656         88,161         69,617
  Accounts Receivable Written Off           195000        376,931        953,634
  Foreign Currency Translation        (     63,880)  (      6,344)           532
                                      -------------  -------------  -------------
      Total Expenses                       926,219      1,302,960      1,775,024
                                      -------------  -------------  -------------
      Net Income (Loss)
      From Operations                      236,913   (    290,749)  (    784,181)

The accompanying notes are an integral part of these financial statements

                   The Quantum Group Inc., and Subsidiaries
                     Statements of Operations -Continued-
             For the Years Ended December 31, 1997, 1996 and 1995

                                          December       December       December
                                          31, 1997       31, 1996       31, 1995
                                      -------------  -------------  -------------
Other Income (Expenses)
-----------------------
  Interest Income                     $        -0-   $        122   $        -0-
  Gain on Sale of Residence                    -0-         38,327            -0-
  Loss on Investment                           -0-   (      6,250)           -0-
  Sale of Securities
   Previously Written Off                      -0-            -0-         12,500
  Investment Evaluation Loss          (      6,875)           -0-            -0-
  Asset Abandonment                            -0-            -0-        (10,500)
                                      -------------  -------------  -------------
      Total Other Income (Expense)    (      6,875)        32,199          2,000
                                      -------------  -------------  -------------
      Net Income (Loss) Before
      Extraordinary Items                  230,038   (    258,550)  (    782,181)

Extraordinary Items
-------------------
  Income Capital Lease                         -0-         16,741            -0-
                                      -------------  -------------  -------------
      Net (Loss) After
      Extraordinary Items                  230,038   (    241,809)  (    782,181)

  Taxes & Minority Interest
   Minority Interest                        24,517         12,989         122,621
   Provisions for Taxes - Current          103,628            -0-         34,785
   Provisions for Taxes - Deferred             -0-            -0-             80
                                      -------------  -------------  -------------
      Total Taxes & Minority Interest      128,145         12,989        157,486
                                      -------------  -------------  -------------
      Net Income (Loss)               $    101,893   ($   228,820)  ($   624,695)
                                      =============  =============  =============
      Net (Loss) Per Share Before
      Extraordinary Items                       .01  (        .03)  (        .07)

      Net (Loss) Per Share After
      Extraordinary Items                       .01  (        .02)  (        .07)

  Weighted Average Shares Outstanding     9,456,696     9,456,696      9,456,696

  Diluted Net Profit Per Share                  .01           N/A            N/A

  Weighted Average Shares and Options
   Outstanding                             9,790,030          N/A            N/A


The accompanying notes are an integral part of these financial statements

                   The Quantum Group, Inc., and Subsidiaries
                      Statements of Stockholders' Equity
                   From January 1, 1995 to December 31, 1997

                                    Common Stock           Paid In   Accumulated
                                  Shares      Amount       Capital       Deficit
                             ----------------------------------------------------
Balance,
January 1, 1995
Retroactively Restated         3,153,409  $    3,153    $1,683,068    ($ 864,190)

Loss for Year Ended
December 31, 1995                                                     (  624,695)
                             ----------------------------------------------------
Balance,
December 31, 1995              3,153,409       3,153     1,683,068    (1,488,885)

Contributed Capital                                          1,600

Loss for Year Ended
December 31, 1996                                                     (  228,820)
                             ----------------------------------------------------
Balance,
December 31, 1996              3,153,409       3,153     1,684,668    (1,717,705)

Shares Issued for Cash           100,000         100       149,900

Shares Issued to Officers
For Debt                       1,600,000       1,600        98,400

Profit for Year Ended
December 31, 1997                                                        101,893
                             ----------------------------------------------------
Balance, December 31, 1997     4,853,409  $    4,853    $1,932,968  ($ 1,615,812)
                             ====================================================

The accompanying notes are an integral part of these financial statements


                    The Quantum Group, Inc., and Subsidiaries
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995


                                                    1997         1996        1995
                                              -----------   ----------  ----------
Cash Flows from Operating Activities
------------------------------------
Net Profit or (Loss)                          $  101,892    ($228,820)  ($624,695)
Adjustments to Reconcile Net Profit
 or (Loss) to Net Cash:
  Write Off Accounts Receivable                  195,000          -0-     953,634
  Write Off Investment                               -0-        6,250         -0-
  Write Off Loan Receivable                          -0-       38,750         -0-
  Write Off Long Term Receivable                     -0-      338,181         -0-
  Amortization & Depreciation                     84,745       56,095      14,342
  Non Cash Income                                    -0-    (  16,741)        -0-
  Gain on Sale TSI Stock                             -0-          -0-   (  12,500)
  Loss on Abandonment of Asset                       -0-          -0-      10,500
  Minority Interest                               24,517    (  12,989)  ( 122,621)
Changes in Operating Assets & Liabilities:
 (Increase) Decrease in Accounts
  Receivable                                   ( 681,457)   ( 24,559)   ( 174,203)
 (Increase) Decrease in Inventory                 38,991          -0-      12,900
 (Increase) Decrease in Deposit on
  Inventory                                          -0-      424,820         -0-
 Decrease (Increase) in Long-Term
  Accounts Receivable                                -0-          -0-   ( 338,181)
 Decrease (Increase) in Employee Receivable          -0-          -0-       7,816
 (Increase) Decrease in Prepaid Insurance            -0-          -0-         984
 Decrease (Increase) in Prepaid Commissions          -0-          -0-     273,500
 (Increase) Decrease in Deposits                     -0-    (   3,281)      8,335
 Increase (Decrease) in Accrued Expenses         393,577    (  68,034)    136,579
  Increase (Decrease) in Accounts Payable      (  65,316)   ( 271,047)  (  49,217)
 (Decrease) Increase in Tax Payable -
  Current                                        103,548          -0-   (  34,785)
  (Decrease) Increase in Customer Deposits         2,500    ( 244,464)  ( 244,464)
  Increase in Taxes Payable Deferred                  80          -0-   (      80)
  Increase in Cash Pledged                     (     103)   (   5,122)        -0-
  Rounding                                           -0-    (       3)        -0-
                                               ----------   ----------  ----------

     Net Cash (Used) by Operating
     Activities                                  197,974    (  10,964)  ( 182,156)

The accompanying notes are an integral part of these financial statements

                   The Quantum Group, Inc., and Subsidiaries
                     Statements of Cash Flows -Continued-
             For the Years Ended December 31, 1997, 1996 and 1995

                                                    1997         1996        1995
                                               ----------   ----------  ----------
Cash Flows from Investing Activities
------------------------------------
 Purchase of Property - Lot                          -0-    (  45,000)        -0-
 Addition to Miami Residential Property              -0-    (   8,903)        -0-
 Gross Proceeds from Sale TSI Stock                  -0-          -0-      12,500
 Refund of Import Duty                               718          -0-         -0-
 Purchase of Equipment                         (  25,492)   ( 182,295)        -0-
 Purchase of License Rights                          -0-    ( 497,547)        -0-
 Sale of Residential Property                        -0-      306,435         -0-
 Purchase of Furniture                               -0-    (  11,086)        -0-
 Purchase of Securities                        (  80,000)         -0-         -0-
                                               ----------   ----------  ----------
     Net Cash Provided (Used) by
     Investing Activities                      ( 104,774)   ( 438,396)     12,500

Cash Flows from Financing Activities
------------------------------------
 Sale of Common Stock                            150,000          -0-         -0-
 Payment on Long Term Debt                     (  63,879)   ( 169,781)  (   1,997)
 Increase (Decrease) in Notes Payable                -0-      505,552     266,871
 Increase (Decrease) in Amounts Due Officers   (  43,233)      92,451   (  69,900)
 Contributed Capital                                 -0-        1,600         -0-
                                               ----------   ----------  ----------
  Net Cash Provided by Financing Activities       42,888      429,822     194,974
                                               ----------   ----------  ----------
     Increase (Decrease) in Cash                 136,088    (  19,538)     25,318

     Cash at Beginning of Period                   6,602       26,140         822
                                               ----------   ----------  ----------
     Cash at End of Period                     $ 142,690    $   6,602   $  26,140
                                               ==========   ==========  ==========
Disclosures from Operating Activities:
 Interest                                      $  95,656    $  88,161   $  69,617
 Taxes                                           103,628        8,675         -0-

Significant Non Cash Transactions:
 1,600,000 Shares Common Stock Issued to
  Officer Debt Satisfaction                    $ 100,000    $     -0-   $     -0-

The accompanying notes are an integral part of these financial statements


                   The Quantum Group, Inc., and Subsidiaries
                         Notes to Financial Statements

NOTE #1 - Corporate History
---------------------------
The Company was organized on December 2, 1968, under the laws of the state of California as Acquatic Systems, Inc. On June 27, 1989, the Company merged with Country Maid, Inc., a Nevada Corporation, the Corporate domicile was changed to the state of Nevada. On September 18, 1992, the name of the Company was changed to The Quantum Group, Inc.

In 1992, the Company acquired rights to import and market equipment used in the tire recycling industry. The tire recycling operation is the thrust of the Company's operations at December 31, 1997.

NOTE #2 - Significant Accounting Policies
-----------------------------------------
A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D.   Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E.   The inventory is stated at the lower of cost or market.  The inventory is a single recycling system that the Company intends to sell as a system.
     The Company is currently pursuing several prospects to sell the system.
F.   Consolidation Policies:    The accompanying consolidated financial
     statements include the accounts of the company and its majority - owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.
G.   Foreign Currency Translation / Remeasurement Policy:   The company has no
     on site operations in foreign countries. All purchases and sales in foreign countries are concluded in American dollars. If at future dates assets and liabilities occur in foreign countries they will be recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line item in the equity section of the financial statements.
H.   Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of
     the related assets or the estimated lives of the assets.   Depreciation is
     computed on the straight line method for reporting purposes and for tax purposes.
I. Issuance of Subsidiary's Stock: The Company has elected to accounts for shares issued by its subsidiary as an equity transactions.

                   The Quantum Group, Inc., and Subsidiaries
                   Notes to Financial Statements -Continued-

NOTE #2 - Significant Accounting Policies -Continued-
-----------------------------------------------------
J. Use of Estimates; The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
K.   New Technical Pronouncements:
     In 1997, SFAS No. 129, "Disclosure of Information about Capital
     Structure" was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1998.

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued for fiscal year beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131, effective with the fiscal years ended
     December 31, 1998.   Adoption of SFAS No. 131 is not expected to have a
     material impact on the Company's financial statements.

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

In 1997, the Company returned its inventory as described above to the Italian Manufacturer. The Company received $421,451 in credits against future deposits. The Company anticipates to use all of the credit in 1998.

NOTE #4 - Noncash Investing and Financing Activities
----------------------------------------------------
On February 16, 1996, the Company concluded provisions of the escrow agreement entered into in 1995, and the sale of the residential property in Florida was concluded. As a term of the sale the Company purchased the adjoining lot for $45,000, and paid $8,903 in capital fees and costs associated with the mortgage on the residence. The Company had office equipment with a net book value of $9,799 at the residence that was not recovered by the Company before the purchaser took possession of the property. Scheduled below are the cash flows and the net profit from the sale of the property.

                   The Quantum Group, Inc., and Subsidiaries
                   Notes to Financial Statements -Continued-

NOTE #4 - Noncash Investing and Financing Activities -Continued-
----------------------------------------------------------------

                                                            Cash            Net
                                                           Flows         Profit
                                                       ----------     ----------
Sales Price                                            $ 382,500      $ 382,500
 Less:
  Costs of Sale                                           43,885         43,885
  Capital Fees & Costs Associated with Mortgage            8,903          8,903
   Dade County Taxes Paid to Assessor                     23,277
                                                       ----------
   Cash Realized                                       $ 306,435
                                                       ==========
Adjusted Basis of Residence                                             236,586
Cost of Lot                                                              45,000
Basis of Personal Property,
  Not Recovered from Residence                                            9,799
                                                                      ----------
   Gain from Sale of Residence                                        $  38,327
                                                                      ==========

NOTE #5 - Notes Payable
-----------------------
The Company has the following notes payable obligations.

                                                                  1997       1996
                                                              ---------  ---------
Notes Payable to a Non U.S. Entity, Stated in US Dollars:
No Collateral: Due December 31, 1997, Interest at 16.67%
Original Note $273,158 - Remeasurement for Foreign
Currency Translation at Exchange Rates on December 31         $228,140   $267,131

Note Payable on Press Master Machine, Interest at 16.67%,
Due December 31, 1997, Original Note $171,029
Remeasurement for Foreign Currency Translation
at Exchange Rates on December 31                               145,631    170,519

Note Payable on Purchase of Rubber Product Technology
Due December 31, 1997, No Interest, Purchased and
Payable in U.S. Dollars                                        347,547    347,547
                                                              ---------  ---------
     Total Notes Payable                                      $721,318   $785,197
     Less Current Obligation                                   721,318    785,197
                                                              ---------  ---------
     Net Long Term                                            $    -0-   $    -0-
                                                              =========  =========

The Company borrowed funds from a non US entity. It received in quarterly installments Deutsche Marks of DM 411,381 these were translated to US $273,158 at the quarterly exchange rate. At December 31, 1996, the exchange rate was US $1.54 for DM $1.00. The Company revalued the note at its current US $ equivalent and realized in the statement of operations a translation gain of $6,344. At December 31, 1997, the exchange rate was US $1.54 for DM $1.00. The Company revalued its foreign notes with German lenders and realized $63,880 as a foreign currency translation agreement. These notes were paid in full in 1998. (See Note #17).

                   The Quantum Group, Inc., and Subsidiaries
                   Notes to Financial Statements -Continued-

NOTE #6 -  Lease Commitments
----------------------------
On July 15, 1996, the Company leased an office in Tustin, California. The lease requires a security deposit of $3,281, monthly payments of $4,101 and expires on July 14, 1998.

NOTE #7 - Depreciation
----------------------
The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs, lives, and accumulated depreciations at December 31, 1997 and December 31, 1996.

                             December 31,                         Depreciation         Accumulated
                      1997      1996                      Expense                     Depreciation
Assets                Cost      Cost  Life     1997      1996      1997      1996
-----------------------------------------------------------------------------------
Furniture
  & Fixture       $ 37,986  $ 37,986     5 $  7,597  $  8,527  $ 34,932  $ 27,335
Vehicles             8,994     8,994     3      -0-     2,248     8,994     8,994
Equipment          207,068   182,295     5   40,140    12,151    52,290    12,151
                 -----------------------------------------------------------------
     Totals       $254,048  $229,275       $ 47,737  $ 22,926  $ 96,216  $ 48,480
                 =================================================================

NOTE #8 - Compensation Agreement
--------------------------------
The Company has no agreements with its officers and directors to pay any compensation, except for reimbursement for out of pocket expenditures for activities on the Company's behalf.

The Company has no accrued vacation or other employee benefits that should be recognized as part of these statements.

NOTE #9 - License Agreement
---------------------------
Eurectec, Inc., (a subsidiary) holds a license granted by CISAP, SpA (an Italian Corporation), which grants exclusive rights and license to technology and plant operations for tire recycling and recovery facilities in North and Central America. The Company's subsidiary Eurectec, Inc., has the right to sublicense the technology. Eurectec, Inc., has a sublicensee in Utah.



                   The Quantum Group, Inc., and Subsidiaries
                   Notes to Financial Statements -Continued-

NOTE #10 - Related Party Transactions
-------------------------------------
The Company has reimbursed two of its officers for travel and entertainment funds for services related to the Company's business. Scheduled below are payments for reimbursed expenses, consulting, accounting and financial services by related parties

                                       Accrued                          Accounting &
                                    Consulting   Reimbursed Consulting     Financial
                       Commissions  & Expenses     Expenses       Fees      Services
                     ----------------------------------------------------------------
1997
Keith Fryer            $    36,008  $      -0-   $      -0-  $  68,599  $        -0-
John Pope                      -0-         -0-          -0-     28,850           -0-
Marcus J. Lenger               -0-         -0-          -0-      9,859           -0-

1996
Keith Fryer            $    65,415  $      -0-   $      -0-  $  65,321  $        -0-
John Pope                      -0-         -0-          -0-     45,500           -0-
Marcus J. Lenger               -0-         -0-          -0-     23,944           -0-

1995
Keith Fryer                    -0-         -0-        8,501     77,950           -0-
John Pope                      -0-      15,450          -0-        -0-        31,400
Gayle Hickok                   -0-         -0-        2,600        -0-           -0-

An Officer of the Company has loaned the Company $7,919 and $151,152 at December 31, 1997 and 1996 respectively to fund its operations. The loan is non interest bearing and is due on demand.

NOTE #11 - Net Operating Loss Carryforward for Income Tax Purposes
------------------------------------------------------------------
The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                  Year of                             Expiration
                    Loss              Amount                Date
                 ------------------------------------------------
                    1992           $ 440,338                2007
                    1993                 -0-                2008
                    1994             198,818                2009
                    1995             782,181                2010
                    1996             241,809                2011

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


                   The Quantum Group, Inc., and Subsidiaries
                   Notes to Financial Statements -Continued-

NOTE #11 - Net Operating Loss Carryforward for Income Tax Purposes -Continued-
------------------------------------------------------------------------------

                                                    1997       1996        1995
                                               ---------- ----------  ----------
Current Tax Asset Value of Net Operating
Loss Carryforwards at Current Prevailing
Federal Tax Rate                               $ 497,872  $ 576,085   $ 561,467
Evaluation Allowance                           ( 497,872) ( 576,085)  ( 561,467)
     Net Tax Asset                             $     -0-  $     -0-   $     -0-
                                               ---------- ----------  ----------
     Current Income Tax Expense                $ 103,628  $     -0-   $     -0-
     Deferred Income Tax Benefit                     -0-         80          80

NOTE #12 - Minority Interest
----------------------------
The Company's subsidiary Eurectec, Inc., has issued 4,812,000 shares of its common stock to minority interest since its inception in 1992. All of these shares have been sold to non U.S. persons pursuant to regulations in Germany.

                                  Minority Interest
-----------------------------------------------------------------------------------
                                                                            Total
                  Shares  Percentage        Par     Paid in   Retained   Minority
                  Issued       Owned      Value     Capital   Earnings   Interest
-----------------------------------------------------------------------------------
       1996    2,166,667       20.00      2,167     210,566   (127,994)    84,739
       1997    2,166,667       20.00      2,167     210,566   (103,477)   109,256

The minority investment in the subsidiary is 6,500,000 shares purchased for $414,578 in 1992, $619,487 in 1993, and $1,600 in 1996. Minority interest holds 20.00% of issued shares of the subsidiary and the minority interest incurred a dilution of $868,170 upon investment, and $103,477 in accumulated losses for 1997.

NOTE #13 - Accounts Receivable Written Off
------------------------------------------
In 1996, the Company wrote off sales it made in 1995 to a German buyer of $345,000. After a remeasurement allowance in 1995 of $6,819 the 1996 write off was $338,181. The Company wrote off $38,750 loaned to Eurectec GmbH, and an investment of $6,250. The Company owned 10% of Eurectec GmbH. Eurectec GmbH has no operations and no plans for future operations.

In 1997, the Company wrote off an account receivable of $20,000 and created a reserve for bad debt of $175,000 against current accounts receivable resulting from the Mexico contract.

NOTE #14 - Litigation Matters
-----------------------------
In 1997, the Company had litigation matters of two matters referred to in the prior year report, one was dismissed for "no cause of action by the court" and the Company fully resolved the dispute by making a payment in the amount of $23,908 to the Plaintiff for full satisfaction of the action.

                   The Quantum Group, Inc., and Subsidiaries
                   Notes to Financial Statements -Continued-

NOTE #15 - Export Sales
-----------------------
The Company's sales have occurred in foreign countries and the aggregate sales to unaffiliated customers in foreign countries exceeds 10% of the total revenues.


Country                                      1997 Sales  1996 Sales   1995 Sales
---------------------------------------------------------------------------------
Mexico                                      $ 3,202,891 $       -0-  $       -0-
Saudi Arabia                                              2,711,489    2,024,290
Germany                                                     161,190      310,500
Phillippines                                     79,000         -0-          -0-
                                            -------------------------------------
     Total                                  $ 3,281,891 $ 2,907,679  $ 2,334,790
                                            =====================================
Sales by quarter of 1997, 1996 and 1995 are scheduled below.

First Quarter                               $   186,561 $ 1,001,071  $       -0-
Second Quarter                                  154,889         -0-          -0-
Third Quarter                                 2,336,232   1,662,149          -0-
Fourth Quarter                                  747,127     244,459    2,679,790
                                            -------------------------------------
     Totals                                 $ 3,424,809 $ 2,872,679  $ 2,679,790
                                            =====================================

NOTE #16 - Stock Issuance by Subsidiary
---------------------------------------
In 1996, Eurectec, Inc., issued 1,688,000 shares to its minority shareholders to increase their ownership position in Eurectec, Inc., to 6,500,000 shares or 20.0%. Eurectec, Inc., contributed $1,600 as contributed capital to the parent Corporation.

NOTE #17 - Subsequent Events
----------------------------
Subsequent to the date of this report, the Company concluded a Regulation S Offering of 1,000,000 shares which yielded $1,500,000. The Company is initiating an additional Regulation S Offering for 1,600,000 which if successful will yield $3,300,000 by the end of April 1998.

From the proceeds of the Regulation S Offering the Company retired all of the debt scheduled in Note #5.

The Company consummated a stock exchange with the minority interest stockholders' of its 80% owned subsidiary Eurectec, Inc. After the stock exchange Eurectec, Inc., is a wholly owned subsidiary.

NOTE #18 - Stockholders' Equity
-------------------------------
During the year ending December 31, 1997, the Company effected a one for three stock split of its outstanding common shares. The financial statements have been retroactively restated to reflect the stock split.

In December the Company sold 100,000 shares for $150,000 cash.

The Company issued 1,600,000 shares to its President in satisfaction of $100,000 of amounts due Officers.

                   The Quantum Group, Inc., and Subsidiaries
                   Notes to Financial Statements -Continued-

NOTE #19 - Principles of Consolidation
--------------------------------------
The consolidated financial statements of The Quantum Group, Inc., and its subsidiaries include the amounts of all majority owned subsidiaries.
Eurectec, Inc., is the only subsidiary with assets, liabilities and operations and is 80% owned at December 31, 1997 (see note #17 for subsequent events).

Eurectec, Inc., has the following wholly owned subsidiaries; Eurectec International, Ltd., a province of British Columbia corporation, Eurectec Industries, Inc., a province of Alberta Canada corporation, Pacific Rubber Recycling Ltd., a province of British Columbia corporation, and Eurectec Marketing, Inc., a US domestic corporation. None of the above subsidiaries of Eurectec have assets or operations.

The Company has two US domestic subsidiaries, Quantum Environmental Solution and Technology, Inc., and Quantum Modified Asphalt Xcetra, Inc. Both of these subsidiaries also have no assets or operations.

NOTE #20 - Stock Options and Stock Appreciation Rights Plans
------------------------------------------------------------
Effective June 27, 1997, the Company implemented The Quantum Group, Inc., 1997 Stock Option Plan and allocated 1,000,000 shares of common stock of the Company to be available for grant under the plan. In October, the Company granted an option, pursuant to the 1997 Stock Option Plan, to an officer and director of the Company for 333,334 shares, exercisable at $0.062 per share. The options are exercisable at a rate of 66,666 shares per year for a period of five years commencing immediately upon the date of grant. To date, none of these options have been exercised.