Form 10QSB
period 1998-03-31
QUANTUM GROUP INC /NV/
filed 1998-05-13
CIK 921450

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
 March 31, 1998                                                     0-23812

                             THE QUANTUM GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
                                     _______
          (State or other jurisdiction of incorporation or organization

                                   95-4255962
                                   __________
                      (I.R.S. Employer Identification No.)

                Park Irvine Center, 14771 Myford Road, Building B
                _________________________________________________
                                Tustin, CA 92780
                                _________________
                    (Address of principal executive offices)

                                 (714) 508-1470
                                 ______________
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                      None
                                      _____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            X Yes            No
          ____           ____
State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

           Common stock, par value $.001; 6,453,409 shares outstanding as of May 6, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See pages F-1 to F-8 attached

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

GENERAL
_______
     The management of the Company made the decision at year end 1992 to concentrate its resources and management efforts on the Company's tire recycling operations. This has been the Company's business since the beginning of 1993. Sales generally take six to eighteen months to complete. Some cash flow is generated by customer deposits and miscellaneous charges when a contract is signed, however, the bulk (generally 80%) of the cash flow is released to the Company when the product is shipped. Contracts often provide for a final payment, generally 10% of the contract amount, to be paid when installation is completed. The Company intends that future sales will require 15% to 20% deposit at the time of sale and the balance due on delivery of the equipment.

     The present outlook suggests that the Company anticipates reasonable growth during 1998 of between 20% and 25%. However, the bulk of revenue during 1998 is expected to be realized during the second half of the year, due to specific pending project phasing and the time frame needed to conclude contracts with existing clients where projects are being expanded. Emphasis will be place on PressMaster, SuperCollider and REVULCON equipment packages, where manufacturing and installation times are much less than with full turn key tire recycling plants including shredding and granulating equipment.

JOINT VENTURE PROJECTS
______________________
     SteG Germany - Poseidon Products GmbH. The Company has finalized a joint venture agreement with a German Government sponsored company, Strukturentwicklungsgesellschaft Ueckermunde mbh., located near Berlin. As a result of joint venture agreement, Poseidon Products GmbH. was established and will construct and operate a tire recycling facility in the state of Mecklenberg-Vorpommern to produce crumb rubber and to manufacture a wide range of value added products. The Poseidon joint-venture funding is in the process of being completed. Grant funding of 50% of the total project costs from the German Government is anticipated to be complete by the end of the third quarter 1998 as well as 30% bank financing and 20% equity raised through a private offering in Germany. The Company is currently negotiating a land purchase near Berlin for the Poseidon project. Eurectec, Inc., is under contract to supply the technology transfer and equipment package for the Poseidon project valued between $5 million and $8 million, with anticipated equipment delivery during the second quarter of 1999. Engineering for the project is being coordinated by FDC Engineering of Switzerland, an independent contractor.

PROPOSED JOINT VENTURE PROJECT
______________________________
     California Prison Manufacturing Project. The Company is currently negotiating with the California State Prisons - Department of Corrections, Sacramento, California to investigate the feasibility of establishing a joint venture between the Company and the Department of Corrections Manufacturing Department to manufacture crumb rubber derived products utilizing inmate and prison facilities. The first phase of this project will incorporate a PressMaster and the second phase will incorporate both shredding and granulating processes. A result of this joint venture would be to provide the Company with a manufacturing platform for products and serve as a showcase for marketing efforts. Negotiations are now expected to be concluded during the third quarter of 1998 following a series of meetings at a number of potential facilities.

CURRENT CONTRACTS
_________________
     Mexico Agreement. The client has experienced problems in the commissioning of the C9000 machines mainly relating to the high fiber content tires in Mexico and the high altitude of the project site near Mexico City. The Company has sent an engineering team to the site to correct the problems and anticipates the equipment to be fully operational by the end of the second quarter 1998. In addition, the Company is negotiating a contract for PressMaster equipment to manufacture heated tile units under license from Eurectec, as well as continuous roll materials. The Company expects to conclude these negotiations and have an agreement in place during the third quarter of 1998. Other contracts are being negotiated for soaker hose and REVULCON projects.

     The Company anticipates concluding phase one installation by the end of the second quarter 1998. The Company concluded negotiations for a change order from a C6000 to a C9000 system, however, the majority of the funds from the change order were applied to upgrading and modifying the current equipment configuration to resolve problems encountered because of altitude and the local tire feedstock. The upgrade and modifications are expected to be concluded by the end of second quarter 1998. Following successful operation of the C9000 machines, the Company will deliver additional equipment before the end of 1998.

     Saudi Agreement. Phase one of this project have been delivered and equipment installation is now planned for May 1998 at the site in Dammam. It is expected that the second and third phase of the project will be concluded for delivery during the second half of 1998. The scope of the third phase work will include two front end mills to increase the through-put capacity of the C6000 machines and one additional 200 continuous roll press and other ancillary equipment. The purchaser desires to expand its manufacture of "value-added" products and the Company anticipates supplying PressMaster equipment to the facility.

     Nevada Environmental Technologies, Inc. The Company finalized negotiations in 1997 to issue a license to Nevada Environmental Technologies, Inc., ("NET"). In addition, a preliminary equipment sales agreement had been signed. NET has shifted their concentration on energy marketing and the Company does not expect NET to proceed with their previously planned tire recycling project in Reno. This will be reviewed on an ongoing basis as the current exclusive Nevada state license agreement expires on December 31, 1998.

PROPOSALS UNDER NEGOTIATION
___________________________
     Waste Resources Reclamation Agreement. The Company received a letter of intent for the sale and purchase of SMS press equipment to Waste Resources Reclamation. The Company anticipates entering a final agreement during the third quarter of 1998.

     Phoenix Environmental Group, Inc. The Company has received a letter of commitment from Phoenix Environmental Group, Inc., ("PEG") to employ Eurectec technology for a tire recycling facility. PEG has secured a large site close to the Detroit International Airport and has prepared a detailed Project Feasibility Study for the construction of a recycling park in Detroit, Michigan. PEG anticipates initial development to commence the second half of 1998 with equipment delivery during the first quarter of 1999.

     Seagal Ventures, Inc. Seagal Ventures, Inc., ("Seagal") located in the Philippines, is a tile products manufacturer. The Company has already supplied approximately $80,000 worth of mixing equipment and binder/coloring materials. Currently, the Company and Seagal are negotiating a regular monthly shipment of binder/coloring and possibly adhesive for bonding tiles commencing the second half of 1998.

     United Rubber Recycling. The Company is negotiating a contract for a PressMaster 100. United Rubber Recycling ("United") is in the pressing products business and is already manufacturing agricultural products. United is currently utilizing a hand pressing process and is interested in upgrading their equipment to automatic pressing to give greater output capability. The Company expects to conclude a sales agreement during the second half of 1998.

     American Rubber Group, Inc. American Rubber Group, Inc. is setting up a shredding and granulating facility in Compton, California and the Company is currently negotiating a sales agreement for a PressMaster 200 with continuous roll production which is expected to be concluded during the second quarter of 1998.

CURRENT NEGOTIATIONS
____________________
     The Company is proceeding with sales discussions and negotiations with qualified international prospects in Germany, The United Kingdom, and the Philippines and domestically with prospects in Michigan, New York and Kentucky. As of March 31, 1998, agreements have not been finalized. The Company continues pursuing discussions and anticipates one or more of these sales will be signed and sales deposits received in the second half of 1998.

FARU AGREEMENT - REVULCON
_________________________
     Subsequent to December 31, 1997, the Company entered an exclusive worldwide license agreement with Faru GmbH., Dresden, Germany ("Faru"). Faru is the patent holder of the REVULCON technology. The Company made an initial payment of $70,000 in February 1998 with the balance payable in four monthly installments of $20,000 each. The Company has paid the first two installments and has two installments remaining which will be concluded during the second quarter of 1998. For each REVULCON plant sold by the Company, Faru will receive a royalty payment of $10,000 for up to fifteen (15) plants and $20,000 royalty payment for each plant sold following the initial fifteen.

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

ECO-ETCH AGREEMENT
__________________
     The Company is engaged in negotiations with IN.TEC, GmbH, a German environmental technology firm, for the exclusive North American distribution rights to the marketing of the "ECO-ETCH system. Ownership of IN.TEC changed during 1997 which resulted in delays in final negotiations. ECO-ETCH is the brand name given to a new technology for the recycling and recovery of etching solutions used in the printed circuit board manufacturing industry. The Company is currently in the process of finalizing the technology distribution rights for ECO-ETCH. The Company is now in the process of completing negotiations and anticipates a firm agreement during the third quarter of 1998. ECO-ETCH systems will be marketed through the Company's subsidiary, Quantum Environmental Solutions and Technologies, ("QEST").

PUBLIC RELATIONS
________________
     The Company is currently negotiating a contract with a public relations firm, the Blaine Group, Inc., who will provide contract and product PR support
services.   Currently, the Blaine Group is providing PR services for the Company on a ninety day trial basis. Should the Company find the Blaine Group efforts successful, a firm contract will be finalized within the second quarter of 1998.

WEB SITE
________
     The Company has developed a Website which can be viewed at http://www.thequantumgroupinc.com. The Website allows the viewer to access an overview of the Company's activities, obtain market information for the Company's trading stock, view the Company's EDGAR filings and link to the Eurectec, Inc. Website (http://www.eurectec.com).

LIQUIDITY AND CAPITAL RESOURCES
_______________________________
     At March 31, 1998, the Company had cash of $76,776 on hand.

     In January 1998, the Company concluded an offshore offering under Regulation S of 1,000,000 shares which yielded gross proceeds of $1,500,000. This was used to eliminate all prior debt and provide working capital. The Company is initiating an additional Regulation S offering for 1,600,000 share which the Company anticipates may yield up to $3,300,0000 by the end of June, 1998 which will be used for working capital for the balance of the year.

     The Company does not currently have any outstanding debt and Management believes that proceeds from current equipment sales and license fees, pending sales and the Regulation S offering proceeds will provide sufficient capital and liquidity to meet the Company's need for the next twelve months.

     The Company is currently working with ParaDynamiX, a financial consulting firm, to prepare a detailed funding plan reflecting the expectations and implementation of the Company's strategic plan. Upon completion of the funding plan, the Company anticipates proceeding with a registered offering to provide additional capital to the Company with the funds being used to purchase equipment for the proposed joint venture with the California State Prison Department of Corrections. Completion of the California joint venture project will provide Eurectec with a full operating sales platform. The remainder of the funds will be used for domestic and international marketing, exhibition participation and working capital.

     The Company does not have any material capital commitments for 1998. Should the Company proceed with a registered offering, the Company may enter into capital commitments for equipment required by the California prison project.

RESULTS OF OPERATIONS
_____________________

     Comparison of the three months ended March 31, 1998 and the three months
_____________________________________________________________________________
ended March 31, 1997.
_____________________

     During the first quarter of 1998, the Company's net cash used in operations was $182,040, compared to cash provided from the operations of $2,712 during the first quarter of 1997. The 1998 cash utilization is a result of an operating loss of $135,681 due to abnormal costs associated with the C9000 retrofit in Mexico and the payment of $167,738 of accrued expenses, primarily accrued interest on the Company's debt of $721,318, which was also paid off during the quarter. The Company realized net proceeds of $937,863, after commissions, legal and accounting fees on its Regulation S offering, concluded during the three months ended March 31, 1998. No such activity was conducted during the comparable quarter in 1997.

     The Company invested $70,000 in a license for additional technology and
$22,500 in German Joint venture during the quarter ended March 31, 1998.   No
comparable activity occurred in 1997.

     The Company generated $460,000 of revenue and $400,000 of costs as a result of contract additions on the Mexico project during the quarter ended March 31, 1998. $40,000 of additional revenue was also generated by the sale of a small parcel of land that the Company owned in conjunction with the previously owned residential property in Florida. This parcel was excluded from the original sale in order to eliminate the need to take a owner financing plan of questionable collectability. Due to the uncertainty of revenue recognition the parcel had been held without asset value, and as such the purchase price of $40,000 is all a gain on sale.

     Travel expense in the three months ended March 31, 1998 of $34,811 exceeded the prior period expense of $14,069 by $20,742 because of the negotiation and sales activities of a number of foreign transactions and a general increase in the Company's marketing activities. Administrative expense increased from $18,578 to $32,569 from the first quarter of 1997 to the first quarter of 1998. This increase is due to the increases in marketing activities during the 1998 period.

     Consultant fees increased by $36,111 to $94,027 in the three months ended March 31, 1998 compared to the $57,916 incurred in the comparable three month period in 1997. $30,093 of this increase is as a result of charging of $38,012 of expenditures incurred by or on behalf of the Company president to the due officer account ($7,919) and recognizing the balance ($30,093) as a current period expense. In prior periods, the payments to or on behalf of the Company president had been accounted for as a reduction of the debt owed to the officer by the Company. During the three months ended March 31, 1998, the value of the Company's investment in Keystone Energy declined from 3 5/8 per share to 2 1/2 per share. The Company recognized the decline as a current quarter loss. No comparable transaction was applicable to the same quarter of the prior year.

     Comparison of the three months ended March 31, 1997, and the three months
     _________________________________________________________________________
ended March 31, 1996
____________________

     During the first quarter of 1997, the Company's net cash generated by operations was $2,712, compared to cash generated of $526,589 during the first quarter of 1996. In the comparable 1996 quarter, the Company had an increase of customer deposits of $404,446 and the utilization of deposits on inventory of $424,820, partially off set by an increase in accounts receivable of $202,359, and reductions in accrued expenses and accounts payable of $80,194, and $66,565 respectively. This activity resulted from the delivery of Phase one of the Saudi project. During the first quarter of 1997, the Company received the first revenues and cash flow from the Mexico contract, however, this was only 24% of the prior year receipts. This large difference is solely the result of the timing of the shipments on large projects and is not indicative of a declining trend in revenue or in Company activity.

     The Company generated a profit of $9,989 in the quarter ended March 31, 1997 compared to a profit of $84,976 in 1996. This is also because of the Saudi project shipment last year.

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

     Financing activity in the three months ended March 31, 1997 consisted of a decrease in advances from officers of $2,071 compared to an increase of $23,000
in 1996.   In 1996 the Company paid off of the mortgage on the sale of the residential property and paid off the vehicle note. There were no comparable transactions in the three months ended March 31, 1997.

     The Company generated revenue of $186,561 during the three months ended March 31, 1997. Revenue of $781,549 was generated in the same period of the prior year. As discussed earlier, the 1996 revenue reflects the shipment of part one of the Saudi Project. The 1997 revenue is for management services on the beginning of the Mexico contract. The differences in revenue for the two period is the result of the timing of shipments of large contracts and is not indicative of a downturn in revenue or Company activities.

     Commission expense of $70,000 was recognized on a completed Saudi sale in 1996. Commissions of $37,000 were paid during the three months ended March 31, 1997, but treated as prepaid as they relate to the equipment portion of the Mexico contract. These commissions will be expensed at the time the sale revenue is recognized.

     Depreciation expense increased from $2,604 to $10,978 due to the purchase in 1996 of the SMS press equipment.

     Rental expense increased in the current quarter compared to the same quarter in 1996 due to the Company's move during last year to larger quarters. Office and Administrative expenses declined during the 1997 quarter. These expenses had been higher in 1996 due to the Saudi project.

     Interest expenses increases because of the financing of the SMS press equipment.

     Minority Interest expense of $2,423 for the three months ended March 31, 1997 is less than the $17,378 for the quarter ended March 31, 1996, because of the lower profit.


                           PART II - OTHER INFORMATION
                          ____________________________

Item 1.  Legal Proceedings

          None

Item 2.   Changes in Securities

Recent Sales of Unregistered Securities

(a) Securities sold.


     Date                Title          Price Per Share     Amount
     _______________     ______         _______________     _________
     January 5, 1998     Common         $1.50               1,000,000


     The Company has also granted an offer to purchase the following securities pursuant to Regulation S on or before April 30, 1998.

           Title               Price Per Share     Amount
          _______             ________________    ___________
           Common              $1.50                 300,000
           Common              $2.00                 300,000
           Common              $2.25               1,000,000

(b)  Underwriters and other purchasers.
     __________________________________
     All securities were sold to non U.S. persons. The 1,000,000 shares of common stock were sold in Germany to Beteiligungs Fonds, GBR.

(C)  Consideration.
     ______________

     The aggregate offering price was $1,500,000 and the Company paid a 10% commission in the amount of $150,000.

(d)  Exemption from registration claimed.
     ____________________________________

     The securities were sold pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy order was originated, the Company reasonably believed the Buyer was outside of the United States and was not a U.S. Person. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyer has not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyer purchased the securities for its own account and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

(e)  Terms of conversion or exercise.
     ________________________________

     Not applicable.

(f)  Use of Proceeds.
     ________________

  The use of proceeds (other than commission paid) are estimated. No proceeds resulted in payments either directly or indirectly to directors, officers or persons owning 10% or more of any class of equity securities; or to affiliates of the issuer.

          Gross proceeds           $1,500,000
          Commission               (  150,000)
          Net proceeds              1,350,000

          Payoff existing debt     $  700,000
          Pay Rothbury agreement      400,000
          Working capital             250,000
                                   ___________
          Total Proceeds            1,350,000

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     On February 23, 1998, the Company filed a Report on Form 8-K reporting under Item 9. Sales of Equity Securities Pursuant to Regulation S. No other reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 1998.

     (B)  Exhibits.  The following exhibits are included as part of this report:

     Exhibit    SEC Exhibit   Title of Document          Location
     Number     Ref. Number
     ________   ___________   _________________          ________
     10.1       10            Poseidon Agreement         Attached

     27         27            Financial Data Schedule    Attached

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                             The Quantum Group, Inc.



May 15, 1998                  _________________________

                              Ehrenfried Liebich
                              Chairman of the Board,  President, and
                              Chief Executive Officer




May 15, 1998                  _________________________
                              John F. Pope
                              Vice President, Finance
                              Chief Accounting Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                             The Quantum Group, Inc.



May 15, 1998                  /s/ Ehrenfried Liebich
                              ______________________
                              Ehrenfried Liebich
                              Chairman of the Board,  President, and
                              Chief Executive Officer




May 15, 1998                  /s/ John F. Pope
                              _________________
                              John F. Pope
                              Vice President, Finance
                              Chief Accounting Officer

                             THE QUANTUM GROUP, INC.
                                        &
                                  Subsidiaries




                              FINANCIAL STATEMENTS



                        Three Months ended March 31, 1998

                        Three Months ended March 31, 1997

                                                                         (F-2)
                       The Quantum Group, Inc. and Subsidiaries
                                    Balance Sheets
                               March 31, 1998 and 1997
                                     (UNAUDITED)

     ASSETS

                                             March 31,    March 31,  December 31,
                                                  1998         1997          1997

Current Assets
--------------
Cash                                           $76,776       $7,243      $142,690
Accounts Receivable                            710,979      204,522       710,979
Inventory                                       29,760      514,036        29,760
Deposit                                        421,451            0       421,451
                                            -----------  -----------   -----------
     Total Current Assets                    1,238,966      725,801     1,304,880

Property and Equipment
----------------------
Furniture and Fixtures                           1,154        8,752         3,054
Equipment                                      144,425      160,346       154,778
                                            -----------  -----------   -----------
     Total Property and Equipment              145,579      169,098       157,832

Other Assets
------------
Securities                                      50,000            0        73,125
Investment in Joint Venture                     22,500            0             0
Cash Pledged                                     5,225        5,122         5,225
License Rights                                 472,184      451,939       414,622
Deposit                                          3,281        3,281         3,281
Tax Benefit Deferred                                 0           80             0
Prepaid Commissions                                  0       37,008             0
                                            -----------  -----------   -----------
     Total Other Assets                        553,190      497,430       496,253
                                            -----------  -----------   -----------
     TOTAL ASSETS                           $1,937,735   $1,392,329    $1,958,965
                                            ===========  ===========   ===========

                                                                         (F-3)
                      The Quantum Group, Inc., and Subsidiaries
                              Balance Sheets -Continued-
                               March 31, 1998 and 1997
                                     (UNAUDITED)

     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             March 31,    March 31,  December 31,
                                                  1998         1997          1997

Current Liabilities
-------------------
Accrued Expenses                              $384,661     $146,849      $552,399
Accounts Payable                               213,579      216,971       140,016
Due Officers                                         0      149,081         7,919
Customer Deposits                                2,500       23,860         2,500
Franchise Tax Payable                          103,548        2,423       103,548
Current Maturities                                   0      785,197       721,318
                                            -----------  -----------   -----------

     Total Current Liabilities                 704,288    1,324,381     1,527,700

Long Term Liabilities
---------------------
Note Payable - Machinery                             0      170,519       145,631
Note Payable - Technology                            0      347,547       347,547
Note Payable                                         0      267,131       228,140
Less Current Maturities                              0     (785,197)     (721,318)
                                            -----------  -----------   -----------
     Total Long Term Liabilities                     0            0             0

     Minority interest in Subsidiary                 0       87,842       109,256

Stockholders' Equity
--------------------
Common Stock, 50,000,000 Shares
 Authorized; Par Value at $0.001
 Per Share
 6,403,409 & 3,153,409 & 4,853,409
 Shares issued Retroactively
 Restated Respectively                           6,403        3,153         4,853
Paid In Capital                              2,978,537    1,684,668     1,932,968
Accumulated Deficit                         (1,751,493)  (1,707,715)   (1,615,812)
                                            -----------  -----------   -----------
     Total Stockholders' Equity              1,233,447      (19,894)      322,009
                                            -----------  -----------   -----------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                   $1,937,735   $1,392,329    $1,958,965
                                            ===========  ===========   ===========

                                                                         (F-4)
                      The Quantum Group, Inc., and Subsidiaries
                               Statement of Operations
                  For the Three Months Ended march 31, 1998 and 1997
                                     (UNAUDITED)

                                     Three Months   Three Months  Twelve Months
                                            Ended          Ended          Ended
                                        March 31,      March 31,   December 31,
                                             1998           1997           1997

Revenues
--------
Equipment Sales                          $460,000       $186,263     $2,923,816
License Sales                                   0              0        500,000
Other Income                               40,008            298            993
                                       -----------    -----------    -----------

     Total Revenues                       500,008        186,561      3,424,809

     Cost of Sales                        400,000              0      2,261,677
                                       -----------    -----------    -----------

     Gross Profit                         100,008        186,561      1,163,132

Expenses
--------
Commission                                      0              0         37,008
Depreciation                               12,253         10,978         47,737
Amortization                               12,439         12,439         49,756
Travel                                     34,811         14,069         56,056
Professional Fees                           1,424              0         78,596
Office                                     10,924         14,179         36,708
Rent & Utilities                           14,117         24,648         65,634
Administrative Expenses                    32,569         18,578         95,377
Consultant Fees                            94,027         57,916        232,571
Interest                                        0         18,239         95,656
Accounts Receivable Written Off                 0              0        195,000
Foreign Currency Translation                    0              0        (63,880)
                                       -----------    -----------    -----------

     Total Expenses                       212,564        171,046        926,219

     Net Income (Loss) from
     Operations                          (112,556)        15,515        236,913

                                                                         (F-5)
                      The Quantum Group, Inc., and Subsidiaries
                         Statement of Operations -Continued-
                  For the Three Months Ended March 31, 1998 and 1997
                                     (UNAUDITED)

                                     Three Months   Three Months  Twelve Months
                                            Ended          Ended          Ended
                                        March 31,      March 31,   December 31,
                                             1998           1997           1997

Other Income (Expenses)
-----------------------
Interest Income                                 0              0              0
Gain on Sale of Residence                       0              0              0
Loss on Investment                              0              0              0
Investment Valuation Loss                 (23,125)             0         (6,875)
                                       -----------    -----------    -----------
     Total Other Income (Expenses)        (23,125)             0         (6,875)

Taxes & Minority Interest
-------------------------
Minority Interest                               0          3,103         24,517
Provisions for Taxes - Current                  0          2,423        103,628
                                       -----------    -----------    -----------
     Total Taxes & Minority Interest            0          5,526        128,145

     Net Income (Loss)                   (135,681)         9,989        101,893

     Net Income (Loss) Per Share               (0)             0              0

     Weighted Average Shares
     Outstanding                        6,403,409      3,153,409      4,853,409

     Diluted Net Profit Per Share             N/A              0              0

                                                                         (F-6)
                    The Quantum Group, Inc., and Subsidiaries
                        Statement of Shareholders' Equity
                     From January 1, 1995 to March 31, 1998

                                                    Common Stock          Paid In    Accumulated
                                     Stock      Amount      Capital       Deficit
                             -----------------------------------------------------
Balance,
January 1, 1995
Retroactively Restated           3,153,409       3,153   $1,683,068     ($864,190)

Loss for Year Ended
December 31, 1995                                                        (624,695)
                             -----------------------------------------------------

Balance,
December 31, 1995                3,153,409       3,153    1,683,068    (1,488,885)

Contributed Capital                                           1,600

Loss for the Year Ended
December 31, 1996                                                        (228,820)
                             -----------------------------------------------------

Balance,
December 31, 1996                3,153,409       3,153    1,684,668    (1,717,705)

Shares Issued for Cash             100,000         100      149,900

Shares Issued to Officers
For Debt                         1,600,000       1,600       98,400

Profit for the Year Ended
December 31, 1997                                                         101,893
                             -----------------------------------------------------

Balance,
December 31, 1997                4,853,409       4,853    1,932,968    (1,615,812)

Shares Issued for Cash             900,000         900      936,963

Shares Issued in Exchange
For Subsidiary Shares              650,000         650      108,606

Loss for the Year Ended
March 31, 1998                                                           (135,681)
                               ---------------------------------------------------
Balance, March 31, 1998         $6,403,409      $6,403   $2,978,537   ($1,751,493)
                               ===================================================

                                                                         (F-7)
                    The Quantum Group Inc., and Subsidiaries
                             Statement of Cash Flows
                   For the Years Ended March 31, 1998 and 1997
                                   (UNAUDITED)

                                                    Three        Three      Twelve
                                                   Months       Months      Months
                                                    Ended        Ended       Ended
                                                    March        March    December
                                                 31, 1998     31, 1997    31, 1997

Cash Flows from Operations
--------------------------
Net (Profit) of Loss                            ($135,681)      $9,989    $101,892
Adjustments to Reconcile Net profit
or (Loss) to Net Cash
 Write Off Accounts Receivable                          0            0     195,000
 Amortization and Depreciation                     24,691       24,135      84,745
 Non Cash Expense                                  23,125            0           0
 Minority Interest                                      0        3,103      24,517

Change in Operating Assets & Liabilities
 (Increase) Decrease in Account Receivable              0            0    (681,457)
 (Increase) Decrease in Inventory                       0      (23,457)     38,991
 (Decrease) Increase in Prepaid Commissions             0      (37,008)          0
 Increase (Decrease) in Accrued Expenses         (167,738)     (11,973)    393,577
 Increase (Decrease) in Accounts Payable           73,563       11,639     (65,316)
 (Decrease) Increase in Tax Payable - Current           0        2,423     103,548
 (Decrease) Increase in Customer Deposits               0       23,860       2,500
 Increase in Taxes Payable - Deferred                   0            0          80
 Increase in Cash Pledged                               0            0        (103)
                                                ----------   ----------  ----------
     Net Cash Provided (Used) by
     Operating Activities                        (182,040)       2,712     197,974

                                                                         (F-8)
                     The Quantum Group Inc. and Subsidiaries
                       Statement of Cash Flows -Continued-
                   For the Years Ended March 31, 1998 and 1997

                                                    Three        Three      Twelve
                                                   Months       Months      Months
                                                    Ended        Ended       Ended
                                                    March        March    December
                                                 31, 1998     31, 1997    31, 1997

Cash Flows from Investing Activities
------------------------------------

Refund of Import Duty                                   0            0         718
Purchase of Equipment                                   0            0     (25,492)
Purchase (Sale) of Securities                           0            0     (80,000)
Purchase of License Rights                        (70,000)           0           0
Investment in Joint Venture                       (22,500)           0           0
                                               -----------  ----------- -----------

     Net Cash Provided (Used) by
     Investing Activities                         (92,500)           0    (104,774)

Cash Flows from Financing Activities
------------------------------------
Sale of Common Stock                              937,863            0     150,000
Payment of Long Term Debt                        (721,318)           0     (63,879)
Increase (Decrease) in Amounts
 Due Officer                                       (7,919)      (2,071)    (43,233)
                                               -----------  ----------- -----------

     Net Cash Provided (Used) by
     Financing Activities                         208,626       (2,071)     42,888
                                               -----------  ----------- -----------

     Increase (Decrease) in Cash                  (65,914)         641     136,088

     Cash at Beginning of Period                  142,690        6,602       6,602
                                               -----------  ----------- -----------

     Cash at End of Period                        $76,776       $7,243    $142,690
                                               ===========  =========== ===========

Disclosures from Operating Activities
Interest                                                                    95,656
Taxes                                                                      103,628

Significant Non Cash Transactions:
1,600,000 Shares Common Stock Issued to
Officer in Debt Satisfaction                                               100,000
650,000 Shares Common Stock Issued to
Convert Minority Interest


