Form 10QSB
period 1998-06-30
QUANTUM GROUP INC /NV/
filed 1998-08-13
CIK 921450

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
 June 30, 1998                                                    0-23812

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

                Park Irvine Center, 14771 Myford Road, Building B
                                Tustin, CA 92780
                -------------------------------------------------
                    (Address of principal executive offices)

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

           Common stock, par value $.001; 7,440,494 shares outstanding as of August 5, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See pages F-1 to F-10 attached

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

     Because of the Company's experience with recycling equipment and time-frames required to deliver, install and debug the systems, the Company is focusing its efforts on the design and development of its own systems whereby the Company has control rather than rely on outside technology. To this end the Company is also developing systems and projects through joint-ventures whereby the Company will be able to generate regular and consistent revenue and cash flows from the joint-venture entities and not solely rely on erratic time-frames of outside equipment sales. This strategy has now culminated with the Company's EGS system incorporated in the Poseidon project in which the Company is the majority shareholder. Because of the Company's revised focus at vertical integration, the Company will have a delay in recognizing revenue and operating profits until the Poseidon project is in production which is expected second quarter of 1999.

     The Company believes that at such time the Poseidon project is operational, it will act as a platform for future sales of full-circle recycling plants as well as become a significant revenue producing project for the Company on its own.

     The Company now expects minimal growth during the second half of 1998 from equipment sales until the problems with the CISAP equipment in Saudi Arabia and Mexico are resolved and due to the shift of the Company's focus toward full-circle recycling plants. Current emphasis will be placed on PressMaster, SuperCollider and REVULCON equipment packages, where manufacturing and installation times are much less than with full turn key tire recycling plants including shredding and granulating equipment which could yet positively impact year end results.

     The Company is preparing an application for a patent on its Heated Tile
products and anticipates filing during the third quarter of 1998.   Heated Tile
is a value added after market product and the Company anticipates licensing the Heated Tile process as a part of its full-circle recycling plant projects.

     The Company plans on sending a 1997 Annual Report to all shareholders of record during the third quarter of 1998.

Joint Venture Projects
----------------------
     SteG Germany - Poseidon Products GmbH. The Company has finalized a joint venture agreement with a German Government sponsored company, Strukturentwicklungsgesellschaft Ueckermunde GmbH., located near Berlin. As a result of joint venture agreement, Poseidon Products GmbH. was established and will construct and operate a tire recycling facility in the state of Mecklenburg-Vorpommern to produce crumb rubber and to manufacture a wide range of value added products. The plant is designed to be a full circle tire recycling facility whereby tires will be shredded and granulated producing the commodity crumb rubber. The crumb rubber is subsequently partially devulcanized utilizing the exclusive REVULCON process to enable material to be used in a variety of products and processes including incorporation into new tire manufacture. The plant will employ a number of presses to manufacture additional value added after market products such as flooring, soaker hoses for irrigation applications, interlocking tiles and heated tiles as well as other products.

     The Poseidon joint-venture funding is in the process of being completed. Grant funding of 50% of the total project costs (approximately $13,800,000) from the German Government is anticipated to be complete by the end of the third quarter 1998 as well as 30% bank financing and 20% equity raised through a
private offering in Germany.   Eurectec, Inc., is under contract to supply the
technology transfer and equipment package for the Poseidon project valued at $7,370,000, with anticipated equipment delivery commencing the second quarter of 1999. Engineering for the project is being coordinated by FDC Engineering of Switzerland, an independent contractor.

     Subsequent to the date of this report, the Company has negotiated a land purchase in Penkun, near Berlin Germany for the Poseidon project. Ground breaking is scheduled for third quarter 1998.

     The Company anticipates the Poseidon project to be a showcase for future full circle plant sales. The plant equipment and technology is the culmination of research and development by the Company and the Company no longer relies on outside sources for equipment design or technology.

Proposed Joint Venture Projects
-------------------------------
     Portugal / Scotland / Ireland. The Company is entering joint venture projects in Portugal, Scotland and Ireland similar to that of the Poseidon project to erect full circle tire recycling plants. It is anticipated that a significant portion of the funding for these projects will be realized from European Union grants. The Company expects to have all three projects underway by early 1999.

     California Prison Manufacturing Project. The Company continues negotiating with the California State Prisons - Department of Corrections, Sacramento, California to investigate the feasibility of establishing a joint venture between the Company and the Department of Corrections Manufacturing Department. During negotiations, the Company and the California State Prisons - Department of Corrections have scaled back the original project of producing crumb rubber to a project utilizing purchased crumb rubber. A factor influencing the decision to scale back the prison project is the difficulty of the logistics of having frequent shipments in and out of a prison facility. Another factor in the decision to scale back the project is the ready availability of crumb
rubber.   This project will incorporate a PressMaster and REVULCON technology to produce value added after market products. A result of this joint venture would be to provide the Company with a manufacturing platform for products and serve as a showcase for marketing efforts. Negotiations are now expected to be concluded in 1999 following a series of meetings at a number of potential facilities.


Current Contracts
-----------------
     Mexico Agreement. The client has experienced problems in the commissioning of the C9000 machines mainly relating to CISAP equipment and the high fiber content tires in Mexico and the high altitude of the project site near Mexico City. The Company has sent an engineering team to the site to investigate the problems and the Company originally anticipated the equipment to be fully operational by the end of the second quarter 1998. However, the engineering team uncovered additional problems with the CISAP equipment which have required re-engineering of the CISAP equipment on-site and re-engineering of the plant itself. Currently, CISAP is preparing a proposal for further re-engineering and modifications of the equipment. Included in CISAP's proposal will be a time frame for completion of the modifications. The client in Mexico has expressed concerns as to the length of time it is taking to repair the equipment. The client has indicated that until such time as the CISAP equipment is working to specification and all modifications and repairs completed, the client will not consider initiating Phase 2 of the project or the purchase of additional after market equipment. The Company anticipates having the CISAP equipment problem resolved, based on CISAP representations, by the end of the third quarter of 1998.

     Saudi Agreement. Initial equipment for Phase one of this project has been delivered and partially installed at the site in Dammam. The anticipated purchase of an additional two CISAP granulators has been deferred because the Saudi client is rebuilding a salvaged granulator machine and expects the rebuilt machine, along with the two existing CISAP granulators to meet its immediate needs. The client has changed its focus to value added after market products. CISAP has proposed a retrofit to modify the equipment already on site. The scope of the retrofit will include two front end mills to increase the through-put capacity of the C6000 machines. Other pending orders are for one additional PressMaster 200 and other ancillary equipment. The Company anticipates finalizing negotiations for the front end mills and other equipment by the end of the third quarter of 1998.

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

Proposals Under Negotiation
---------------------------
     Waste Resources Reclamation Agreement. The Company received a letter of intent for the sale and purchase of SMS press equipment to Waste Resources Reclamation. The Company anticipates entering a final agreement during the third quarter of 1998, when the client expects to conclude its funding arrangements.

     Phoenix Environmental Group, Inc. The Company has received a letter of commitment from Phoenix Environmental Group, Inc., ("PEG") to employ Eurectec technology for a tire recycling facility. PEG has secured a large site close to the Detroit International Airport and has prepared a detailed Project Feasibility Study for the construction of a recycling park in Detroit, Michigan. PEG anticipates initial development to commence the second half of 1998 with equipment delivery during the second half of 1999, when the project funding has been secured.

Current Negotiations
--------------------
     A Director of the Company has visited and initiated negotiations with several companies located in the Arabia Gulf, namely; Doha, Qatar, Abu Dhabi and Dubai, United Arab Emirates to supply pressing equipment and shredding and granulating equipment. The Company anticipates completing negotiations by year end 1998.

     The Company continues to have on-going sales discussions and negotiations with qualified international and domestic prospects.

Faru Agreement - REVULCON

     The Company has completed all payments for the REVULCON technology. For each REVULCON plant sold by the Company, Faru will receive a royalty payment of $10,000 for up to fifteen (15) plants and $20,000 royalty payment for each plant sold following the initial fifteen. In joint negotiations with Faru and Ermafa, located in Chemnitz near Dresden, Germany, the company has contracted Ermafa to build the first REVULCON machine as part of the technology proof testing. The Company expects to have the proof testing completed during the fourth quarter of 1998. The proof testing is in anticipation of incorporating the REVULCON technology in the full circle recycling plants, particularly the Poseidon project.

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

Public Relations
----------------
     The Company has negotiated a contract with a public relations firm, the Blaine Group, Inc., based in Beverly Hills, California, who will provide
contract and product PR support services.   Currently, the Blaine Group is
providing PR services for the Company.

Exhibitions
-----------
     The Company has attended and exhibited its products, technology and services at the "10th Annual Money Show" which was organized by Intershow in Las Vegas May 12 through 15. More than 6,000 people visited the show over the three days. The Company will also attend the "San Francisco 20th Annual Money Show" in August 6-9, 1998. Attendance and exhibits at these shows promote public awareness of the Company.

Web Site
--------
     The Company has developed a Website which can be viewed at http://www.thequantumgroupinc.com. The Website allows the viewer to access an overview of the Company's activities, obtain market information for the Company's trading stock, view the Company's EDGAR filings and link to the Eurectec, Inc. Website (http://www.eurectec.com).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     At June 30, 1998, the Company had cash of $640,666 on hand.

     In January 1998, the Company concluded an off-shore offering under Regulation S of 1,000,000 shares which yielded gross proceeds of $1,500,000. This was used to eliminate all prior debt and provide working capital. The Company has initiating an additional Regulation S offering for 1,600,000 shares which the Company anticipates may yield up to $3,300,000 by the end of 1998. As of June 30, 1998 this offering continues in process and has resulted in the sale of 717,778 shares for a gross proceeds of $1,315,000. Once this has been achieved, the Company intends to proceed with a registered offering to raise further capital for Company expansion.

     The Company does not currently have any outstanding debt and Management believes that proceeds from current equipment sales and license fees, pending sales and the Regulation S offering proceeds will provide sufficient capital and liquidity to meet the Company's need for the next twelve months.

     The Company is currently working with ParaDynamiX, a financial consulting firm, to revise the Company's detailed funding plan reflecting the expectations and implementation of the Company's strategic plan which now focuses on joint venture projects with its own full circle recycling facilities. Upon completion of the funding plan, the Company anticipates proceeding with a registered offering to provide additional capital to the Company with the funds being used to fund the joint venture projects as well as to purchase equipment for the California project. The remainder of the funds will be used for domestic and international marketing, exhibition participation and working capital.

     The Company does not have any material capital commitments for 1998. Should the Company proceed with a registered offering, the Company may enter into capital commitments for equipment required by the California prison project, although not expected until next year as previously stated.

RESULTS OF OPERATIONS

     Comparison of the three months ended June 30, 1998 and the three months ended June 30, 1997.

     During the first half of 1998, the Company's net cash used in operations was $766,112, compared to cash used in operations of $5,821 during the first half of 1997. The 1998 cash utilization is a result of an operating loss of $452,361 and the payment of $336,556 of accrued expenses, primarily accrued interest on the Company's debt of $721,318, which was also paid off during the first quarter. The Company realized net proceeds of $1,108,634, after commissions, legal and accounting fees on its regulation S offering during the three months ended June 30, 1998. No such activity was conducted during the comparable quarter in 1997.

     The Company invested an additional $80,000 in a license for additional technology (Faru) and $22,222 in the German Joint Venture (Poseidon) during the quarter ended June 30, 1998. No comparable activity occurred in 1997.

     The Company generated $9,088 of other revenue and $38,175 of costs during the quarter ended June 30, 1998. $1,900 of this revenue was generated by the sale crumb rubber inventory and 1,000 was generated from the sale of research reports. $6,175 in interest was earned during the quarter. No project revenue was recorded during the quarter. The crumb rubber was sold at cost and $31,000 of additional expenses were incurred for added equipment on the Mexico project resulting in a cost of sales of $38,175 The Company had project Revenue of $54,889 and a territorial license sale of $100,000 during the comparable quarter in 1997.

     Travel expense in the three months ended March 31, 1998 of $41,461 exceeded the prior period expense of $11,802 by $29,659 because of the negotiation and sales activities of a number of foreign transactions and a general increase in the Company's marketing activities. Administrative expense increased from $20,482 to $61,451 from the second quarter of 1997 to the same quarter of 1998. This increase is also due to the increases in marketing activities during the 1998 period.

     Consultant fees increased by $39,135 to $96,680 in the three months ended June 30, 1998 compared to the $57,454 incurred in the comparable three month period in 1997. $22,620 of this increase is as a result of charging expenditures incurred by or on behalf of the Company president to consulting expenses. In prior periods, the payments to or on behalf of the Company president had been accounted for as a reduction of the debt owed to the officer by the Company. During the three months ended June 30, 1998, the Company sold it's investment in Keystone Energy at a loss of $13,875 from the previously reduced carrying value rather than continue to incur potential additional losses. No comparable transaction was applicable to the same quarter of the prior year.

     Comparison of the six months ended June 30, 1998, and the six months ended June 30, 1997.

     The Company generated $460,000 of equipment sales revenue and $400,000 of costs as a result of contract additions on the Mexico project during the six months ended June 30, 1998. $40,000 of additional revenue was also generated by the sale of a small parcel of land that the Company owned in conjunction with the previously owned residential property in Florida. This parcel was excluded from the original sale in order to eliminate the need to take a owner financing plan of questionable collectability. Due to the uncertainty of revenue recognition the parcel had been held without asset value, and as such the purchase price of $40,000 is all a gain on sale. $1,920 in other revenue was generated from the sale of crumb rubber and 1,000 was generated from the sale of research materials. $6,175 in interest was also earned during the first half of 1998. The Company had $241,152 of Equipment sales and $100,000 of licence sales for the comparable 1997 period.

     The Company had a loss of $452,361 in the six months ended June 30, 1998 compared to a loss of $9,096 in 1997. This is also because of the difference in revenue mix and the increased activity and resultant expenses in 1998.

     The Company's cash position at June 30, 1998 is significantly stronger at $640,666 compared to $8,005 at June 30, 1997. Accounts receivable of $731,198 are an increase of $20,000 the same time in 1997. The Company has a deposit on inventory of $421,451 at June 30, 1998, no deposits were in place in 1997.

     Inventory decreased during the first six months of 1998 compared to 1997 because of the sale back of the inventory unit to Cisap during the forth quarter of 1997.

     In 1997, the company acquired free trading fully registered shares of Keystone Energy, Inc. in return for a license agreement. The company recognized "Mark to Market" valuation losses in 1997 and in the first quarter of 1998. In the second quarter, the Company sold the shares at a loss of $13,125 from book value.

     The Company invested $44,722 in the German Joint Venture and $150,000 in the Faru license in 1998. No comparable transaction took place in 1997. In anticipation of German project, the company has incurred $117,155 in prepaid expenses. These expenses will subsequently be billed to the project. No prepaid expenses were incurred in 1997.

     Travel expenses of $76,272 in the six months ended June 30, 1998 exceed the comparable 1997 period by $50,401, due to the German joint Venture and follow up and sales activities in Mexico and Saudi Arabia. Administrative expenses and consulting fees have increased from 1997 levels for the same reasons.

     Comparison of the six months ended June 30, 1997 and the six months ended June 30, 1996.

     The Company had revenue of $341,450 in the Six months ended June 30, 1997. Revenue of $781,549 was generated in the same period of the prior year. The 1996 revenue reflects the shipment of part one of the Saudi project. The 1997 revenue is for management services on the beginning of the Mexico contact and the sale of the license agreement to Nevada Recycling Technologies, Inc. The difference in revenue for the two periods is the result of the timing of shipments of large contracts and is not indicative of a downturn in revenue or Company activities.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company is endeavoring to explore all avenues to cure the problems it has encountered with CISAP both in Mexico and Saudi Arabia. At the present time, there is no formal litigation pending or threatened either against the Company or CISAP. However, should the Company be unable to resolve its issues with CISAP, the Company will consider filing suit against CISAP for any damages it may incur because of the problems with the CISAP equipment and time-delays.

Item 2.   Changes in Securities

Recent Sales of Unregistered Securities

(a)  Securities sold.
---------------------
     1.   Regulation S offering
     --------------------------

     Date                     Title          Price Per Share     Amount
     --------------------     ----------     ---------------     -----------
      First Quarter 1998       Common         $ 1.50              1,000,000

     Date                     Title          Price Per Share     Amount
     ---------------------    ----------     ---------------     -----------
      Second Quarter 1998      Common         $ 1.50                300,000
                               Common         $ 2.00                300,000
                               Common         $ 2.25                117,777

     2.   Option Exercise

     In June, 1998, an option for 50,000 shares of common stock, issued pursuant to the Company's 1997 Stock Option Plan, was exercised at a price of $0.062 per share.

(b) Underwriters and other purchasers.

     1.   Regulation S Offering

     All securities were sold during the first and second quarters of 1998 to non U.S. persons. All shares of common stock were sold in Germany to Beteiligungs Fonds, GBR.

     2.   Option Exercise

     The option was exercised by RMC International, a consultant to the Company.

(c) Consideration.

     1.   Regulation S Offering

     The aggregate offering price for sales made during the first quarter 1998 was $1,500,000 and the Company paid a 10% commission in the amount of $150,000.

     The aggregate offering price for sales made during the second quarter 1998 was $1,315,000 and the Company paid commission in the amount of $207,144.

     2.   Option Exercise

     The Company realized $3,100 from the exercise of the option.

(d) Exemption from registration claimed.

     1.   Regulation S Offering

     The securities were sold in the first and second quarters of 1998 pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy order was originated, the Company reasonably believed the Buyer was outside of the United States and was not a U.S. Person. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyer has not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyer purchased the securities for its own account and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     2.   Option Exercise

     The option was exercised pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

(e) Terms of conversion or exercise.

     1.   Regulation S Offering

     Not applicable.

     2.   Option Exercise

     The option was granted pursuant to the Company's 1997 Stock Option Plan. The exercise price per share was $.062 and the option, which is for a total of 50,000 shares, may be exercised over a period of two years from October 23, 1997, the date of the grant.

(f) Use of Proceeds.

     1.   Regulation S Offering - First Quarter 1998

  The use of proceeds (other than commission paid) are estimated. No proceeds resulted in payments either directly or indirectly to directors, officers or persons owning 10% or more of any class of equity securities; or to affiliates of the issuer.

          Gross proceeds           $ 1,500,000
          Commission                  (150,000)
          Net proceeds               1,350,000

          Payoff existing debt     $   700,000
          Pay Rothbury agreement       400,000
          Working capital              250,000
                                   ------------
          Total Proceeds           $ 1,350,000
Regulation S Offering - Second Quarter 1998

          Gross proceeds           $ 1,315,000
          Commission                  (207,144)
          Net Proceeds               1,107,856

          Faru technology          $    80,000
          Poseidon Joint Venture        22,222
          Prepaid expenses             117,155
            (Related to Poseidon)
          Accrued expenses              61,038
          Operating expenses           263,551
          Cash remaining               563,890
                                   ------------
          Total Proceeds           $ 1,107,856

2.   Option Exercise

     The Company realized $3,100 from the exercise of the option which funds were placed in general working capital.

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 1998.

     (B)  Exhibits.  The following exhibits are included as part of this report:

     Exhibit        SEC Exhibit    Title of Document             Location
     Number         Ref. Number
     --------       -----------    ----------------------        ---------
      10.1           10             Blaine Group Contract         Attached

      27             27             Financial Data Schedule       Attached

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                        The Quantum Group, Inc.

                                        _________________________
__________, 1998                        Ehrenfried Liebich
                                        Chairman of the Board,  President, and
                                        Chief Executive Officer


__________, 1998                        _________________________
                                        John F. Pope
                                        Vice President, Finance
                                        Chief Accounting Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                        The Quantum Group, Inc.



August 12, 1998                         /s/ Ehrenfried Liebich
______________                          ___________________________
                                        Ehrenfried Liebich
                                        Chairman of the Board,  President, and
                                        Chief Executive Officer

August 12, 1998                          /s/ John F. Pope
_______________                         ___________________________
                                        John F. Pope
                                        Vice President, Finance
                                        Chief Accounting Officer

                            THE QUANTUM GROUP, INC.

                                      and

                                 SUBSIDIARIES

                             FINANCIAL STATEMENTS

                Three Months and Six Months ended June 30, 1998

                Three Months and Six Months ended June 30, 1997

                                                                           (F-2)
                   The Quantum Group, Inc. and Subsidiaries
                                Balance Sheets
                 June 30, 1998 and 1997 and December 31, 1997
                                  (UNAUDITED)


   ASSETS
                                              June 30,     June 30,  December 31,
                                                  1998         1997          1997
                                            -----------  -----------   -----------
Current Assets
--------------
Cash                                          $640,666       $8,005      $142,690
Accounts Receivable                            731,198       20,000       710,979
Inventory                                       29,760      518,036        29,760
Deposit                                        421,451                    421,451
                                            -----------  -----------   -----------
  Total Current Assets                       1,823,075      546,041     1,304,880

Property and Equipment
----------------------
Furniture and Fixtures                                        6,852         3,054
Equipment                                      137,712      175,485       154,778
                                            -----------  -----------   -----------
  Total Property and Equipment                 137,712      182,337       157,832

Other Assets
------------
Securities                                                  100,000        73,125
Investment in Joint Venture                     44,722
Cash Pledged                                     5,225        5,122         5,225
Licence Rights                                 539,745      439,500       414,622
Deposit                                          3,281        3,281         3,281
Tax Benefit Deferred                                             80
Prepaid  Commissions                                         37,008
Prepaid Expenses                               117,155
                                            -----------  -----------   -----------
  Total Other Assets                           710,128      584,991       496,253
                                            -----------  -----------   -----------
  TOTAL ASSETS                              $2,670,915   $1,313,369    $1,958,965
                                            ===========  ===========   ===========

                                                                           (F-3)
                   The Quantum Group, Inc. and Subsidiaries
                          Balance Sheets -Continued-
                            June 30, 1998 and 1997
                                  (UNAUDITED)


   LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30,     June 30,  December 31,
                                                  1998         1997          1997
                                            -----------  -----------   -----------
Current Liabilities
-------------------
Accrued Expenses                              $215,843     $165,049      $552,399
Accounts Payable                               323,623      112,630       140,016
Due Officers                                                133,149         7,919
Customer Deposits                                2,500       23,860         2,500
Franchise Tax Payable                          103,548                    103,548
Current Maturities                                          785,197       721,318
Note Payable                                                 50,000
                                            -----------  -----------   -----------
  Total Current Liabilities                    645,514    1,269,885     1,527,700

Long Term Liabilities
---------------------
Note Payable - Machinery                                    170,519       145,631
Note Payable - Technology                                   347,547       347,547
Note Payable                                                267,131       228,140
Less Current Maturities                                    (785,197)     (721,318)
                                            -----------  -----------   -----------
 Total Long Term Liabilities                                      0             0

 Minority Interest in Subsidiary                             82,464       109,256

Stockholders' Equity
--------------------
Common Stock 50,000,000 Shares
 Authorized; Par Value of $0.001
 Per Share,
 7,121,187 & 3,153,409 & 4,853,409
 Shares issued Retroactively
 Restated Respectively                           7,121        3,152         4,853
Paid in Capital                              4,086,453    1,684,668     1,932,968
Accumulated Deficit                         (2,068,173)  (1,726,800)   (1,615,812)
                                            -----------  -----------   -----------
  Total Stockholders' Equity                 2,025,401      (38,980)      322,009
                                            -----------  -----------   -----------
  TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                      $2,670,915   $1,313,369    $1,958,965
                                            ===========  ===========   ===========

                                                                      (F-4)
                 The Quantum Group, Inc. and Subsidiaries
                          Statement of Operations
         For the Three and Six Months Ended June 30, 1998 and 1997
                                (UNAUDITED)

                     Three Months  Six Months Three Months   Six Months Twelve Months
                            Ended       Ended        Ended        Ended         Ended
                         June 30,    June 30,     June 30,     June 30,  December 31,
                             1998        1998         1997         1997          1997
                      ----------- -----------  -----------  -----------   -----------
Revenues
--------

Equipment Sales                      $460,000     $54,889     $241,152    $2,923,816
License Sales                                     100,000      100,000       500,000
Other Income              $9,088       49,096                      298           993
                      -----------  ----------- -----------  -----------   -----------
   Total Revenues          9,088      509,096     154,889      341,450     3,424,809

   Cost of Sales          38,175      438,175                              2,261,677
                      -----------  ----------- -----------  -----------   -----------
   Gross Profit          (29,087)      70,921     154,889      341,450     1,163,132

Expenses
--------
Commission                                                                    37,008
Depreciation              11,699       23,952      12,253       23,231        47,737
Amortization              12,439       24,878      12,439       24,878        49,756
Travel                    41,461       76,272      11,802       25,871        56,056
Professional Fees         17,038       18,462       1,156        1,156        78,596
Office                    14,017       24,941      11,693       25,872        36,708
Rent & Utilities          12,589       26,706      13,465       38,113        65,634
Administrative Expenses   61,451       94,020      20,482       39,060        95,377
Consultant Fees           96,680      190,707      57,545      115,461       232,571
Interest                     219          219      40,939       59,178        95,656
Accounts Receivable
 Written Off                                                                 195,000
Foreign Currency
 Translation                                                                 (63,880)
                      -----------  ----------- -----------  -----------   -----------
   Total Expenses        267,593      480,157     181,774      352,820       926,219

   Net Income (Loss)
   From Operations      (296,680)    (409,236)    (26,885)    (11,370)       236,913

                                                                           (F-5)
                   The Quantum Group, Inc. and Subsidiaries
                      Statement of Operations -Continued-
           For the Three and Six Months Ended June 30, 1998 and 1997
                                  (UNAUDITED)

                     Three Months   Six MonthsThree Months   Six Months Twelve Months
                            Ended        Ended       Ended        Ended         Ended
                         June 30,     June 30,    June 30,     June 30,  December 31,
                             1998         1998        1997         1997          1997
                      -----------  ----------- -----------  -----------   -----------
Other Income (Expenses)
-----------------------
Loss on Investment       (20,000)     (20,000)
Investment Valuation
 Loss                                 (23,125)                                (6,875)
                      -----------  ----------- -----------  -----------   -----------
  Total Other Income
  (Expenses)             (20,000)     (43,125)                                (6,875)

Taxes & Minority
Interest
----------------
Minority Interest                                   5,377        2,274        24,517
Provisions for Taxes
 - Current                                          2,423                    103,628
                      -----------  ----------- -----------  -----------   -----------
   Total Taxes &
   Minority Interest                                7,800        2,274       128,145

   Net Income (Loss)   ($316,680)   ($452,361)   ($19,085)     ($9,096)     $101,893

   Net Income (Loss)
   Per Share               (0.04)       (0.07)      (0.01)       (0.00)         0.02

   Weighted Average
   Shares
   Outstanding         7,121,187    6,403,409   3,153,409    3,153,409     4,853,409

   Diluted Net
   Profit Per Share          N/A          N/A         N/A          N/A             0

                                                                           (F-6)
                   The Quantum Group, Inc. and Subsidiaries
                       Statement of Shareholder's Equity
                     From January 1, 1995 to June 30, 1998
                                  (UNAUDITED)

                                        Common Stock          Paid In Accumulated
                                     Stock       Amount       Capital     Deficit
                                --------------------------------------------------
Balance,
January 1, 1995
Retroactively Restated           3,153,409       $3,153    $1,683,068   ($864,190)

Loss for the Year Ended
December 31, 1995                                                        (624,695)
                                --------------------------------------------------
Balance,
December 31, 1995                3,153,409        3,153     1,683,068  (1,488,885)

Contributed Capital                                             1,600

Loss for the Year Ended
December 31, 1996                                                        (228,820)
                                --------------------------------------------------
Balance,
December 31, 1996                3,153,409        3,153     1,684,668  (1,717,705)

Shares Issued for Cash             100,000          100       149,900

Shares Issued to Officers        1,600,000        1,600        98,400
For Debt

Profit for the Year Ended                                                 101,893
December 31, 1997              --------------------------------------------------

Balance,
December 31, 1997                4,853,409        4,853     1,932,968  (1,615,812)

Shares Issued for Cash           1,617,778        1,618     2,044,879

Shares Issued In Exchange
For Subsidiary Shares              650,000          650       108,606

Loss for the Six Months
Ended June 30, 1998                                                      (452,361)
                                --------------------------------------------------
Balance,
June 30, 1998                    7,121,187       $7,121    $4,086,453 ($2,068,173)
                                ==================================================

                                                                           (F-7)
                   The Quantum Group, Inc. and Subsidiaries
                            Statement of Cash Flows
                For the Six Months Ended June 30, 1998 and 1997
                                  (UNAUDITED)

                                                Six Months   Six Months Twelve Months
                                                     Ended        Ended         Ended
                                                  June 30,     June 30,  December 31,
                                                      1998         1997          1997
                                                ----------   ----------    ----------
Cash Flows from Operations
--------------------------

Net Profit or (Loss)                            ($452,361)    ($89,096)     $101,892
Adjustments to Reconcile Net profit
  or (Loss) to Net Cash
 Write Off Accounts Receivable                                               195,000
 Amortization and Depreciation                     48,830       48,108        84,745
 Non Cash Expense                                  37,000
 Minority Interest                               (109,256)     (22,275)       24,517

Changes in Operating Assets & Liabilities
 (Increase) Decrease in Accounts Receivable       (20,219)     184,522      (681,457)
 (Increase) Decrease in Inventory                              (27,457)       38,991
 (Decrease) Increase in Prepaid Commissions                    (37,008)
 (Decrease) Increase in Prepaid Expenses         (117,155)
 Increase (Decrease) in Accrued Expenses         (336,556)       6,227       393,577
 Increase (Decrease)in Accounts Payable           183,607      (92,702)      (65,316)
 (Decrease) Increase in Tax Payable - Current                                103,548
 (Decrease) Increase in Customer Deposits                       23,860         2,500
 Increase in Taxes Payable - Deferred                                             80
 Increase in Cash Pledged                                                       (103)
 Rounding                                              (2)
                                                ----------   ----------    ----------
   Net Cash Provided (Used) by
   Operating Activities                          (766,112)      (5,821)      197,974


                                                                          (F-8)
                   The Quantum Group, Inc. and Subsidiaries
                      Statement of Cash Flows -Continued-
                For the Six Months Ended June 30, 1998 and 1997
                                  (UNAUDITED)

                                                Six Months   Six Months Twelve Months
                                                     Ended        Ended         Ended
                                                  June 30,     June 30,  December 31,
                                                      1998         1997          1997
                                                ----------   ----------    ----------
Cash Flows from Investing Activities
------------------------------------
Refund of Import Duty                                                            718
Purchase of Equipment                              (3,831)     (24,773)      (25,492)
Purchase (Sale) of Securities                      36,125                    (80,000)
Purchase of License Right                        (150,000)
Investment in Joint Venture                       (44,722)
                                                ----------   ----------    ----------
   Net Cash Provided (Used) by
   Investing Activities                          (162,428)     (24,773)     (104,774)

Cash Flows from Financing Activities
------------------------------------
Sale of Common Stock                            2,155,753                    150,000
Payment of Long Term Debt                        (721,318)      50,000       (63,879)
Increase (Decrease) in Amounts Due Officer         (7,919)     (18,003)      (43,233)
                                                ----------   ----------   -----------
   Net Cash Provided (Used) by
   Financing Activities                         1,426,516       31,997        42,888
                                                ----------   ----------    ----------
   Increase (Decrease) in Cash                    497,976        1,403       136,088

   Cash at Beginning of Period                    142,690        6,602         6,602
                                                ----------   ----------    ----------
   Cash at End of Period                         $640,666       $8,005      $142,690
                                                ==========   ==========    ==========
Disclosures from Operating Activities
 Interest                                             219       59,178        95,656
 Taxes                                                                       103,628

Significant Non Cash Transactions:
 1,600,000 Shares Common Stock Issued to
  Officer in Debt Satisfaction                                               100,000
 650,000 Shares Common Stock Issued to
  Convert Minority Interest                       109,256

                                                                          (F-9)
                   The Quantum Group, Inc., and Subsidiaries
                         Notes to Financial Statements

NOTE #1 - Corporate History
----------------------------

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

                                                                         (F-10)
                   The Quantum Group, Inc., and Subsidiaries
                   Notes to Financial Statements -Continued-

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