Form 10QSB
period 1998-09-30
QUANTUM GROUP INC /NV/
filed 1998-11-16
CIK 921450

United States
 Securities and Exchange Commission
 Washington, DC 20549

 FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Quarter Ended Commission File Number
	September 30, 1998 0-23812

 THE QUANTUM GROUP, INC.
 ------------------------
 (Exact name of registrant as specified in its charter)

 NEVADA
 ------
 (State or other jurisdiction of incorporation or organization)

 95-4255962
 ----------
 (I.R.S. Employer Identification No.)

 Park Irvine Center, 14771 Myford Road, Building B
 -------------------------------------------------
 Tustin, CA 92780
 ----------------
 (Address of principal executive offices)

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

Common stock, par value $.001; 7,788,616 shares outstanding as of November 3, 1998.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See pages F-1 to F-10 attached.

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

	The first phase of the Companys business in the tire recycling industry was conducted through Eurectec, Inc., a subsidiary of the Company (Eurectec). Eurectec negotiated various agreements with manufactures of tire recycling equipment to represent their product throughout the world. The principle company represented by Eurectec was CISAP SpA, an Italian corporation. Sales of CISAP equipment were made by Eurectec to customers in Canada, China, Saudi Arabia and Mexico.

	The second phase of the Companys business was to purchase technologies and/or develop technologies for tire recycling equipment and after market products. This aspect of the Companys business was conducted through another subsidiary of the Company, Eurectec Industries, Inc., (Eurectec Industries). Eurectec Industries is currently completing design of its EGS system which will be a complete system to process tires to recover the rubber in the form of crumb rubber. The first installation of the EGS system is scheduled to take place in Germany at a project designated the Poseidon project. The project should commence operations in the third quarter of 1999.

	The Company is a partner in the Poseidon project. It is anticipated that by participating as an equity partner in recycling joint ventures, the Company will develop cash flow through operations conducted by such recycling facilities. The Poseidon project, in addition to being the initial project to utilize the EGS system, will also be licensed to utilize proprietary technologies for after market products purchased by the Company or developed by Eurectec Industries. It is anticipated that the Poseidon project will allow the Company to showcase its full array of tire recycling technology and after market products made from crumb rubber.

Annual Report
-------------
	The Company sent a 1997 Annual Report to all shareholders of record during the third quarter of 1998.


Joint Venture Projects
----------------------

	Poseidon Products GmbH. The Company has finalized a joint venture agreement with a German Government sponsored company, Strukturentwicklungsgesellschaft Ueckermunde GmbH., located near Berlin. The Company has an 80% interest in the joint venture and a buy-back agreement to purchase the remaining 20%. As a result of joint venture agreement, Poseidon Products GmbH. was established and will construct and operate a tire recycling facility in the state of Mecklenburg-Vorpommern to produce crumb rubber and to manufacture a wide range of value added products. The plant is designed to be a tire recycling facility whereby tires will be shredded and granulated producing the commodity crumb rubber. The crumb rubber is subsequently partially devulcanized utilizing the Companys exclusive REVULCON process to enable material to be used in a variety of products and processes including incorporation into new tire manufacture. The plant will employ a number of presses to manufacture additional value added after market products such as flooring, soaker hoses for irrigation applications, interlocking tiles and heated tiles as well as other products.

	The Poseidon joint venture funding is expected to be completed by the middle of the fourth quarter. Funding consists of 50% of the total project costs (approximately $13,800,000) from a grant from the European Union Structure Fund for European regional development and 40% bank financing and 10% equity raised through a private offering in Germany, partly funded from
proceeds of a Regulation S offering.   The equity funding is currently 90%
complete. Eurectec, Inc., is under contract to supply the technology transfer and equipment package for the Poseidon project valued at $7,370,000, with anticipated equipment delivery commencing the second quarter of 1999. Because of the Company's corporate restructure, the Poseidon order will be moved to Eurectec Industries, Inc. Engineering for the project is being coordinated by FDC Engineering of Switzerland, an independent contractor.

	Ground breaking for the Poseidon joint venture occurred September 17, 1998 in Penkun, Germany and the construction program is underway. Pending completion of all building construction and environmental compliance permitting funding and maintaining the current construction schedule, the Company anticipates the Poseidon facility to be complete and operational by end of third quarter, 1999. Poseidon has opened offices in Penkun and has commenced a German wide marketing study and plan to introduce and sell its manufactured products.

	The Company anticipates the Poseidon project to be a showcase for future tire recycling plant sales. The plant equipment and technology is the culmination of research and development by the Company and the Company no longer relies on outside sources for equipment design or technology.

	A Poseidon web site has been established and may be viewed at www.poseidon-products.com. The web site which is in German and English, provides a platform for showcasing the Poseidon joint venture and promoting an awareness of the Company.

Proposed Joint Venture Projects
-------------------------------
	Scotland. The Company has established a new subsidiary, Caladonian Envirotech Rubber Recycling Limited, a Scottish limited liability company, ("Caladonian"). Caladonian was established in anticipation of entering a joint venture agreement with local Scottish investors to build a tire recycling plant modeled after the Poseidon project. The Company is embarking on a market study to determine the feasibility of the project, which is expected to be complete the end of first quarter 1999.


	Ireland. The Company has established a new subsidiary, Hibernian Envirotech Rubber Recycling Limited, an Irish limited liability company, ("Hibernian"). Hibernian was established in anticipation of entering a joint venture agreement with local Irish investors to build a tire recycling plant modeled after the Poseidon project. The Company is embarking on a market study to determine the feasibility of the project, which is expected to be complete the end of first quarter 1999.

	Portugal. The Company is continuing negotiations with investors in Portugal to enter a joint venture agreement to build a tire recycling facility. The Company's president has been in Lisbon, Portugal meeting with a potential joint venture partner . It is anticipated the joint venture partner will undertake a feasibility study with assistance from the Company.

	France. The Company is currently negotiating with interested parties so the Company can initiate a feasibility study for a joint venture to build a tire recycling facility in France. Also, the Company is actively promoting its after market products and user applications within France to develop key relationships.

	Brazil. The Company's vice-president has met with potential joint venture partners in Brazil. As a result of negotiations, the Company has presented a memorandum of understanding to the potential joint venture partner whereby the Company will undertake a feasibility study to determine the feasibility of developing a tire recycling facility in Belo Horizonte, Brazil.

	South Africa. Through the Company's contacts in Scotland, the Company has been introduced to potential joint venture partners in South Africa and Zimbabwe. The Company's president intends to meet in South Africa and Zimbabwe in December 1998, with the potential joint venture partners to explore the possibility of developing a tire recycling plant.

	California Prison Manufacturing Project. The Company continues negotiating with the California State Prisons - Department of Corrections, Sacramento, California to investigate the feasibility of establishing a joint venture between the Company and the Department of Corrections Manufacturing Department. The Company has met with a number of facilities regarding the project, however, negotiations are not expected to be concluded until funding can be put in place which is anticipated to be in place next year.

	The Company continues negotiations with various potential clients in the United States, Europe, the Arabian Gulf, South America, Great Britain and Asia.

Current Contracts
-----------------

	Eurectec has generated sales of CISAP SpA and its successor Tyre's Ecology, SRL, hereinafter referred to as CISAP. The agreement for the initial phase of equipment to be delivered to Saudi Arabia was entered in 1994 with additional equipment purchased by the clients from CISAP in 1995 and 1997. The equipment sale to Mexico was entered in 1994.

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


	CISAP has agreed to ship additional equipment to the Mexico site in order to solve the problems encountered in Mexico. It is anticipated the new equipment will be delivered during the fourth quarter of 1998.

	The Company expects to secure the pending phase two of the project for additional granulating and press equipment manufactured by Eurectec Industries. Further, the Company has already contracted to deliver a SuperCollider to the Mexico client which the Company anticipates will assist the client in converting the larger crumb rubber currently manufactured to a finer mesh for higher value added after market products.

	In an effort to mitigate the problems encountered by the client, the Company is currently purchasing crumb rubber from the client and is recycling the crumb rubber into after market products.

	Saudi Agreement. Initial equipment for Phase one of this project has been delivered and partially installed at the site in Dammam. As of this reporting period, the equipment has not been completely installed by CISAP. CISAP has adopted the position that unless the Client invests in a new piece of equipment, called a Grizzly, which removes 95% of the steel from the shredded material before it enters the C6000 machine, CISAP will not finish installation of the equipment.

	The client has indicated that the CISAP position is unacceptable and has agreed in principle to purchase this equipment at a later time, following completion of original installation and the when original machinery is operating to specification. Because the client and CISAP are not able to agree, the Company has decided to send an independent contractor to the site to complete the installation which is now anticipated to be complete during the fourth quarter, 1998. Once installation has been completed, the Company will negotiate directly with the client for purchase of the Grizzly. Pending successful installation of the C6000 machines by the Companys independent contractor, the Company expects to negotiate with the client for the supply of additional presses to broaden the range of manufactured products. SMS, a subcontractor of the Company, is completing the installation of the press equipment which will enable the client to begin limited after market product manufacture.

	CISAP has stated that it will not warrant the CISAP equipment because of the delays encountered early in the project due to the client moving the facility site from Riyadh to Dammam. The Company and the client intend to hold CISAP responsible should there be any liability imposed upon the Company due to failure of the CISAP equipment.

	CISAP SpA Relationship . CISAP, SpA underwent a bankruptcy and reorganization as of July 2, 1997. As a result of the reorganization, CISAP Ecology, SRL was established to continue the business of CISAP, SpA, tire granulation equipment, specifically the CISAP 3000, 6000 and 9000 machines as supplied to Mexico and CISAP Projecti was established to focus on the sale of tire re-treading equipment. Subsequently CISAP Ecology, SRL has undergone a name change to Tyre's Ecology, SRL. The Company is now dealing with Tyre's Ecology, SRL in its attempts to resolve the Mexico and Saudi project issues. CISAP and its successor are hereinafter referred to as CISAP.

	As a result of the difficulties experienced by CISAP and its successor in delivering equipment which functions as specified and to make delivery in a timely manner, Eurectec has determined that the exclusive right to market CISAP equipment has been diminished. Therefore, Eurectec will not pursue additional sales of CISAP equipment at performance levels required by the agreement with CISAP to maintain such exclusivity.


	The problems encountered by the Company with the CISAP equipment failure and CISAP's unacceptable responses in both Mexico and Saudi Arabia have seriously impacted the Company's expected revenue stream from the second phase of the Mexico project and the third phase of the Saudi project, both of which have been suspended.

Current Orders
--------------

	The Company's strategy of focusing on tire recycling plants has eliminated the reliance upon CISAP and other outside vendors for equipment and installation. As a result of the revised strategy, the Company expects to book orders in excess of $10,000,000 during 1998. The orders booked in 1998 will be revenue for 1999, which will translate into profit thereby offsetting losses incurred in 1998 due to CISAP lack of performance.

	Poseidon, Germany. The Company has a firm order for technology transfer and equipment valued at $7,370,000, with deposits due by year end and payments upon deliveries which are expected to commence during the second quarter of 1999. As previously reported, this order will be moved from Eurectec, Inc., to Eurectec Industries, Inc.

	Atzendorf, Germany. The Company has a two phase order pending for Revulcon technology and press equipment for the manufacture of continuous roll material and after market flooring products valued at approximately $1,700,000 for phase one and $2,900,000 for phase two. These orders are anticipated to be placed through Eurectec Industries, Inc. during the fourth quarter of 1998.

	Chemnitz, Germany. The Company has an order pending for a mini tire recycling plant including Revulcon technology and press equipment valued at approximately $2,750,000. This order is anticipated to be placed through Eurectec Industries, Inc. during the fourth quarter of 1998.

SuperCollider
-------------
	The Company has developed the "SuperCollider" which further refines crumb rubber and buffings to a super fine (up to minus 80 mesh) high quality mesh for a variety of value added applications including press products, extruded products and asphalt paving.

	The prototype has been built and the Company is currently refining the SuperCollider and designing a container which will allow portability of the
SuperCollider.   The Company anticipates completion of the SuperCollider
improvements during the first quarter of 1999.

REVULCON
--------
	The REVULCON prototype equipment has been manufactured and is ready for test. The Company anticipates initiating testing during the fourth quarter of 1998. The Company is currently negotiating with Goodyear Tire and Rubber to participate in a joint test of the REVULCON prototype using reject tires from Goodyear in Europe.

	The REVULCON technology enables the production of high density, smooth finish rubber moldings and extrusions, including adding REVULCONs material in the manufacture of new tires, from recycled crumb rubber. This is done by a process of devulcanizing the rubber, returning it to a state where it can be utilized in new products and be re-vulcanized. The reactivated rubber waste can be processed without further additives to rubber products like mats, plates, solid rubber tires, components for fall protection, elements for sound and vibration deadening, blocking and insulating layers against heat and moisture, etc., in mixtures with fresh rubber or plastic, profiles and other goods can be made by extrusion or injection molding.


Eco-Etch Agreement
------------------
	The Company is engaged in negotiations with IN.TEC, GmbH, a German environmental technology firm, for the exclusive North American distribution rights to the marketing of the "ECO-ETCH system. Ownership of IN.TEC changed during 1997 which resulted in delays in final negotiations. ECO-ETCH is the brand name given to a new technology for the recycling and recovery of etching solutions used in the printed circuit board manufacturing industry. The Company is currently in the process of finalizing the technology distribution rights for ECO-ETCH in the United States and the Company is now in the process of completing negotiations and anticipates a firm agreement during the fourth quarter of 1998. ECO-ETCH systems will be marketed through the Company's subsidiary, Quantum Environmental Solutions and Technologies, ("QEST").

New Products
-------------
	The Company continues to research and develop new products such as animal mats, heated tile, fatigue mats, doormats, interlocking tiles, playground tiles, soaker hoses, continuous roll sheet material, plastic and crumb rubber mixes and industrial rubber scrap.

	Subsequent to quarter end, the Company received an order for 334 animal mats at a value of $15,000. The Company anticipates sales of its value added after market products to continue to grow and has set up, through Eurectec, Inc. a sales division that is now actively promoting the sale of these products on a world-wide basis. The Company will be delivering samples for further promotion to Germany, Great Britain, Portugal, France, Sweden and Brazil. The Company has already delivered samples to Mexico and Saudi Arabia.

Public Relations
----------------
	The Company had negotiated a contract with a public relations firm, the Blaine Group, Inc., based in Beverly Hills, California, who provided contract and product PR support services. Subsequent to quarter end, the Company informed the Blaine Group that they are suspending the contract for a three month period while the Company determines the PR approach it would like to take in view of the revised focus and strategy of the Company.

	The Company has entered a contract with Internet Capital Corporation, ("Internet"). Internet will provide assistance in further developing the Company's websites and provide marketing to create and enhance awareness of the Company. The contract is for a period of six months beginning October, 1998.

	The Company has also entered a contract with Stock Broker's Society. Stock Brokers Society writes stock brokers research reports that are distributed to approximately 104,300 subscribers. The Company's research report is scheduled to be distributed during the fourth quarter of 1998.

	The Company is in the process of developing a corporate advertisement describing Quantum's recycling plants and value added after market products. A full page glossy ad is scheduled for magazines and industry journals. The target audience of the corporate ad will be industry, governmental agencies and the general public. It is the Company's intent to promote awareness of the Company and to attract potential recycling project investors. The Company anticipates initial release and publication of the corporate ad during the first quarter of 1999.

	A feature article highlighting the Company and tire recycling will appear in the publication "Rubber Technology International". The publication is the premier European industry publication.


Exhibitions
------------
	Rubber Pavements Association. The Company will attend the first international symposium, 1999 Global Summary of Practices on crumb rubber use in asphalt paving on February 3 and 4, 1999 in Tempe, Arizona.

	ITRA. International Tire and Rubber Association, Inc. will host the 42nd World Tire Conference and Exhibition in Nashville, TN. The Company will have a booth focusing on tire recycling plants including an outside display of the SuperCollider. The Company also expects to display the Poseidon project via interactive computer. The ITRA exhibition is the premier tire and recycling show world-wide.

	The Company intends to contract with a professional exhibition display company to develop material and presentation for its upcoming exhibitions.

Year 2000 Compliance

	The Company is currently year 2000 compliant and does not anticipate any problems with its computing or support equipment. However, vendors, banks and other suppliers and parties upon whom the Company relies, may not be year 2000 compliant. The Company has no control over such parties and any impact upon the Company is uncertain.

Web Site
--------
	The Company has developed a new website, www.tirerecycling.com. The new website is multi-lingual in order to enhance global communication and awareness of the Company and its subsidiaries. The Website has links to The Quantum Group, Inc. Site and allows the viewer to access an overview of the Company's activities, obtain market information for the Company's trading stock, view the Company's EDGAR filings, retrieve information on the Companys joint venture projects and link to the Companys subsidiaries websites.

LIQUIDITY AND CAPITAL RESOURCES

	As of September 30, 1998, the Company had cash of $506,839 on hand.

	In January 1998, the Company concluded an off-shore offering under Regulation S of 1,000,000 shares which yielded gross proceeds of $1,500,000. This was used to eliminate all prior debt and provide working capital. The Company has initiated an additional Regulation S offering for 1,600,000 shares which the Company anticipates may yield up to $3,300,000 by the end of 1998. As of September 30, 1998, this offering continues in process and has resulted in the sale of 942,778 shares for a gross proceeds of $1,821,250.

	During the first nine months of 1998, the Companys net cash provided by operations was $135,235, compared to cash provided by operations of $188,041 during the first nine months of 1997. The 1998 operating activities cash is a result of an operating loss of $728,924 primarily offset by a $1,160,000 increase in Customer deposits. The Company realized net proceeds of $2,494,966, after commission, legal and accounting fees on its Regulation S offering during the second and third quarters of 1998. No such activity was conducted during the comparable period in 1997.

	The Company invested an additional $1,450,000 in the Poseidon project during the quarter ended September 30, 1998. No comparable activity occurred in 1997. During the third quarter of 1998, the Company made a short term secured loan to an officer of the Company. The note provides for interest in excess of the interest the Company is currently earning on short term investments. No such transaction occurred in the comparable quarter last year.

	The Company does not currently have any outstanding debt and Management believes that proceeds from current equipment sales and license fees, pending sales and the Regulation S offering proceeds will provide sufficient capital and liquidity to meet the Company's need for the next twelve months.

	The Company is continuing to work with ParaDynamiX, a financial consulting firm, to revise the Companys detailed funding plan reflecting the expectations and implementation of the Companys strategic plan which now focuses on joint venture projects with its own tire recycling facilities.

	The Company has a material capital commitment in 1998 $2,004,519 which is the balance of the purchase price for the REVULCON Callander Machine.

RESULTS OF OPERATIONS

	Comparison of the three months ended September 30, 1998 and the three months ended September 30, 1997.

	The Company generated $14,928 of other revenue and $14,199 of costs during the quarter ended September 30, 1998. All of this revenue was generated by the sale of crumb rubber during the quarter. No equipment sales were recorded during the quarter. The crumb rubber was sold at close to cost. The Company had revenue of $2,335,640 during the comparable quarter in 1997.

	Professional fees expense in the three months ended September 30, 1998 of $23,467 exceeded the prior period expense of $485 by $22,982 because of increased legal expense relating to the Poseidon project and the CISAP situation. Administrative expense increased from $23,914 in the third quarter of 1997 to $58,702 in the third quarter of 1998.

	Consultant fees increased by $53,753 to $115,307 in the three months ended September 30, 1998 compared to the $61,554 incurred in the comparable three month period in 1997. $30,303 of this increase is a result of charging expenditures incurred by or on behalf of the Company president to consulting expenses. In prior periods, the payments to or on behalf of the Company president had been accounted for as a reduction of the debt owed to the officer by the Company.

	Comparison of the nine months ended September 30, 1998, and the nine months ended September 30, 1997.

	The Company generated $460,000 of equipment sales revenue and $400,000 of costs as a result of contract additions on the Mexico project during the nine months ended September 30, 1998. $40,000 of additional revenue was also generated by the sale of a small parcel of land that the Company owned in conjunction with the previously owned residential property in Florida.
This parcel was excluded from the original sale in order to eliminate the need to take an owner financing plan of questionable collectability. Due to the uncertainty of revenue recognition, the parcel had been held without asset value, and as such the purchase price of $40,000 is all a gain on sale. $16,848 in other revenue was generated from the sale of crumb rubber and $1,000 was generated from the sale of research materials. $6,175 in interest was also earned during the first nine months of 1998. The Company had $2,576,792 of equipment sales and $100,000 of license sales for the comparable 1997 period.

	The Company had a loss of $728,924 in the nine months ended September 30, 1998 compared to a profit of $167,776 in 1997. This is because of the third quarter revenue and profit from the equipment sales in 1997 without a similar sale in 1998. This is primarily due to the emphasis on joint ventures in 1998 and the losses incurred due to the CISAP problems.


	The Companys cash position at September 30, 1998 is significantly stronger at $506,839 compared to $89,198 at September 30, 1997. Accounts Receivable of $740,071 are an increase of $519,092 over the same period in 1997. The Company has a deposit on inventory of $421,451 at September 30, 1998, no deposits were in place in 1997.

	Inventory decreased during the first nine months of 1998 compared to 1997 because of the sale back of the inventory unit to CISAP during the fourth quarter of 1997.

	In 1997, the Company acquired free trading fully registered shares of Keystone Energy, Inc. in return for a license agreement. The Company recognized Mark to Market valuation losses in 1997 and in the first quarter of 1998. In the second quarter of 1998, the Company sold the shares at a loss of $13,125 from book value.

	The Company invested $1,494,722 in the Poseidon project and $150,000 in the Faru license agreement in 1998. No comparable transactions took place in 1997. In anticipation of the Poseidon project, the Company has incurred $117,155 in prepaid expenses. These expenses will subsequently be billed to the project. No prepaid expenses were incurred in 1997.

	Travel expenses of $96,154 in the nine months ended September 30, 1998 exceed the comparable 1997 period by $57,900, due to the Poseidon project and follow up and sales activities in Mexico, Saudi Arabia, Brazil, Scotland, Ireland and the Gulf States. Administrative expenses and consulting fees have increased from 1997 levels for the same reasons.

Comparison of the three months ended September 30, 1997 and the three months ended September 30, 1996.

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

Comparison of the nine months ended September 30, 1997 and the nine months ended September 30, 1996.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company is endeavoring to explore all avenues to cure the problems it has encountered with CISAP both in Mexico and Saudi Arabia. At the present time, there is no formal litigation pending or threatened against the Company. However, should the Company and its clients be unable to resolve its issues with CISAP, the Company and its clients might commence legal proceedings against CISAP and its successor for any damages arising from the problems with the CISAP equipment and performance time-delays.

Item 2.   Changes in Securities

Recent Sales of Unregistered Securities

(a) Securities sold.

	1.  Regulation S offering

	Date                Title   Price Per Share Amount
	------------------  ------- --------------- ---------
	First Quarter 1998  Common  $1.50           1,000,000


	Date                Title   Price Per Share Amount
	------------------  ------- --------------- ---------
	Second Quarter 1998 Common  $1.50             300,000
	                   	Common  $2.00             300,000
                   		Common  $2.25             117,777


	Date                Title   Price Per Share Amount
	------------------  ------- --------------- ---------
	Third Quarter 1998  Common  $2.25             225,000

	2. Option Exercise

	In June, 1998, an option for 50,000 shares of common stock, issued pursuant to the Companys 1997 Stock Option Plan, was exercised at a price of $0.062 per share.

	In July, 1998, an option for 200,000 shares of common stock, issued pursuant to the Companys 1997 Stock Option Plan, was exercised at a price of $0.062 per share.

(b) Underwriters and other purchasers.

	1. Regulation S Offering

	All securities were sold during the first and second quarters of 1998 to non U.S. persons. All shares of common stock were sold in Germany to Beteiligungs Fonds, GBR.

	2. Option Exercise

	The June option was exercised by RMC International, a consultant to the Company.

	The July option was exercised by Johann Brendgens, a consultant to the Company.

(c) Consideration.

	1. Regulation S Offering

	The aggregate offering price for sales made during the first quarter 1998 was $1,500,000 and the Company paid a 10% commission in the amount of $150,000.

	The aggregate offering price for sales made during the second quarter 1998 was $1,315,000 and the Company paid commission in the amount of $207,144.

	The aggregate offering price for sales made during the third quarter 1998 was $506,250 and the Company paid commission in the amount of $71,988.

	2. Option Exercise

	The Company realized $3,100 from the exercise of the option in June, 1998.

	The Company realized $12,400 from the exercise of the option in July, 1998.

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

	2. Option Exercise

	The June option was exercised pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

	The July option was exercised pursuant to Regulation S.

(e) Terms of conversion or exercise.

	1. Regulation S Offering

	Not applicable.

	2. Option Exercise

	The June option was granted pursuant to the Companys 1997 Stock Option Plan. The exercise price per share was $.062 and the option, which is for a total of 50,000 shares, may be exercised over a period of two years from October 23, 1997, the date of the grant.

	The July option was granted pursuant to the Companys 1997 Stock Option Plan. The exercise price per share was $.062 and the option, which is for a total of 200,000 shares, may be exercised over a period of two years from October 23, 1997, the date of the grant.

(f) Use of Proceeds.

	1. Regulation S Offering - First Quarter 1998

	The use of proceeds (other than commission paid) are estimated. No proceeds resulted in payments either directly or indirectly to directors, officers or persons owning 10% or more of any class of equity securities; or to affiliates of the issuer.

	Gross proceeds           $ 1,500,000
	Commission              (    150,000)
	Net proceeds               1,350,000

	Payoff existing debt     $   700,000
	Pay Rothbury agreement       400,000
	Working capital              250,000
                       		-------------
	     Total Proceeds        1,350,000

Regulation S Offering - Second Quarter 1998

	Gross proceeds           $ 1,315,000
	Commission              (    207,144)
	Net Proceeds               1,107,856

	Faru technology          $    80,000
	Poseidon Joint Venture        22,222
	Prepaid expenses             117,155
	  (Related to Poseidon)
	Accrued expenses              61,038
	Operating expenses           263,551
	Cash remaining               563,890
                       		-------------
	     Total Proceeds      $ 1,107,856

	Regulation S Offering - Third Quarter 1998

	Gross proceeds           $   506,250
	Commission                    71,988

	Net Proceeds                 434,262

	Poseidon Joint Venture   $   434,262

	Total Proceeds           $   434,262

	2. Option Exercise

	The Company realized $3,100 from the exercise of the June option which funds were placed in general working capital.

	The Company realized $12,400 from the exercise of the July option which funds were placed in general working capital.

Item 3. Defaults upon Senior Securities

		None

Item 4. Submission of Matters to a Vote of Security Holders

		None

Item 5. Other Information

		None

Item 6. Exhibits and Reports on Form 8-K

	(A) Reports on Form 8-K

	No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 1998.

	(B) Exhibits. The following exhibits are included as part of this report:

	Exhibit SEC    Exhibit      Title of Document        Location
	Number Ref.    Number
	--------       -----------  -----------------------  ---------
	27              27          Financial Data Schedule  Attached


 SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


	The Quantum Group, Inc.



	_____________, 1998                   _________________________
                                       Ehrenfried Liebich
                                       Chairman of the Board, President, and
                                    		 Chief Executive Officer



	_____________, 1998                   _________________________
                                    		 John F. Pope
                                    		 Vice President, Finance
                                    		 Chief Accounting


 SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


	The Quantum Group, Inc.



	November 13, 1998                   /s/ Ehrenfried Liebich
	-----------------                   ----------------------
                                   		Ehrenfried Liebich
                                   		Chairman of the Board, President, and
	                                   	Chief Executive Officer




	November 13, 1998                   /s/ John F. Pope
	-----------------                   ----------------------
                                   		John F. Pope
                                   		Vice President, Finance
                                   		Chief Accounting Officer









 THE QUANTUM GROUP, INC.

 and

 SUBSIDIARIES




 FINANCIAL STATEMENTS






 Three Months and Nine Months ended September 30, 1998

 Three Months and Nine Months ended September 30, 1997

 (F-2)
 The Quantum Group, Inc. and Subsidiaries
 Balance Sheets
 September 30, 1998 and 1997
 (UNAUDITED)

		ASSETS

                             					September 30,   September 30,   December 31,
                                      					1998            1997           1997
Current Assets
--------------
Cash                                  $ 506,839        $ 89,198      $ 142,690
Accounts Receivable                     740,071         220,979        710,979
Inventory                                29,760         518,036         29,760
Deposit                                 421,451               0        421,451
Note Receivable - Officer                30,000               0              0
                               					------------    ------------   ------------
			Total Current Assets               1,728,121         828,213      1,304,880

Property and Equipment
----------------------
Furniture and Fixtures                        0           4,953          3,054
Equipment                               132,615         165,131        154,778
                               					------------    ------------   ------------
			Total Property and Equipment         132,615         170,084        157,832

Other Assets
------------
Securities                                    0         100,000         73,125
Investment in Joint Venture           1,494,722               0              0
Cash Pledged                              5,225           5,122          5,225
Licence Rights                          523,556         427,061        414,622
Deposit                                   3,281           3,281          3,281
Tax Benefit Deferred                          0              80              0
Prepaid  Commissions                          0               0              0
Prepaid Expenses                        117,155               0              0
                               					------------    ------------   ------------
			Total Other Assets                 2,143,939         535,544        496,253
                               					------------    ------------   ------------
			TOTAL ASSETS                     $ 4,004,675     $ 1,533,841    $ 1,958,965
                               					============    ============   ============


 (F-3)
 The Quantum Group, Inc. and Subsidiaries
 Balance Sheets -Continued-
 September 30, 1998 and 1997
 (UNAUDITED)


			LIABILITIES AND STOCKHOLDERS' EQUITY

                             					September 30,    September 30,  December 31,
                                      					1998             1997          1997
Current Liabilities
-------------------
Accrued Expenses                  $     215,604    $     178,288  $    552,399
Accounts Payable                        323,623          114,566       140,016
Due Officers                                  0          120,480         7,919
Customer Deposits                     1,162,500            2,500         2,500
Franchise Tax Payable                   103,548           14,589       103,548
Current Maturities                            0          785,197       721,318
Note Payable                                  0           50,000             0
                               					------------     ------------  ------------
			Total Current Liabilities          1,805,275        1,265,620     1,527,700

Long Term Liabilities
---------------------
Note Payable - Machinery                      0          170,519       145,631
Note Payable - Technology                     0          347,547       347,547
Note Payable                                  0          267,131       228,140
Less Current Maturities                       0      (   785,197)  (   721,318)
                               					------------     ------------  ------------
			Total Long Term Liabilities                0                0             0

Minority Interest in Subsidiary               0          130,329       109,256

Stockholders' Equity
--------------------
Common Stock 50,000,000 Shares
	Authorized; Par Value of $0.001
	Per Share,
	7,596,187 & 3,152,232 & 4,853,409
	Shares Issued Retroactively
	Restated Respectively                    7,596            3,152         4,853
Paid in Capital                       4,536,540        1,684,668     1,932,968
Accumulated Deficit                 ( 2,344,736)     ( 1,549,928)  ( 1,615,812)
                               					------------     ------------  ------------

			Total Stockholders' Equity         2,199,400          137,892       322,009
                               					------------     ------------  ------------
			TOTAL LIABILITIES &
			STOCKHOLDERS' EQUITY             $ 4,004,675      $ 1,533,841   $ 1,958,965
                               					============     ============  ============


 (F-4)
 The Quantum Group, Inc. and Subsidiaries
 Statement of Operations
  For the Three and Nine Months Ended September 30, 1998 and 1997
 (UNAUDITED)


                          					Three        Nine       Three        Nine      Twelve
                         					Months      Months      Months      Months      Months
                          					Ended       Ended       Ended       Ended       Ended
                      					September   September   September   September    December
                       					30, 1998    30, 1998    30, 1997    30, 1997    31, 1997
Revenues
--------
Equipment Sales            $       0   $ 460,000 $ 2,335,640 $ 2,576,792 $ 2,923,816
License Sales                      0           0           0     100,000     500,000
Other Income                  14,928      64,024         592         890         993
                     					----------- ----------- ----------- ----------- -----------
			Total Revenues             14,928     524,024   2,336,232   2,677,682   3,424,809

			Cost of Sales              14,199     452,374   1,896,137   1,896,137   2,261,677
                     					----------- ----------- ----------- ----------- -----------
			Gross Profit                  729      71,650     440,095     781,545   1,163,132


Expenses
--------
Commission                          0          0      37,008     37,008        37,008
Depreciation                   10,832     34,784      12,253     35,484        47,737
Amortization                   16,189     41,067      12,439     37,317        49,756
Travel                         19,882     96,154      12,353     38,224        56,056
Professional Fees              23,467     41,929         485     1,641         78,596
Office                         16,426     41,367       9,303    35,175         36,708
Rent & Utilities               16,485     43,191      13,221    51,334         65,634
Administrative
 Expenses                      58,704    152,724      23,914    62,974         95,377
Consultant Fees               115,307    306,014      61,554   177,015        232,571
Interest                            0        219      18,239    77,417         95,656
Accounts Receivable
 Written Off                        0          0           0         0        195,000
Foreign Currency
 Translation                        0          0           0         0      (  63,880)
                      					----------- ----------- ----------- ---------- -----------
			Total Expenses             277,292     757,449     200,769   553,589       926,219

			Net Income (Loss)
			From Operations          ( 276,563) ( 685,799)     239,326   227,956       236,913


 (F-5)
 The Quantum Group, Inc. and Subsidiaries
 Statement of Operations -Continued-
 For the Three and Nine Months Ended September 30, 1998 and 1997
 (UNAUDITED)

                              Three        Nine       Three        Nine     Twelve
                        					Months      Months      Months      Months     Months
                         					Ended       Ended       Ended       Ended      Ended
                     					September   September   September   September   December
                      					30, 1998    30, 1998    30, 1997    30, 1997   31, 1997
Other Income (Expenses)
-----------------------

Interest Income                   0           0           0           0          0
Gain on Sales of Residence        0           0           0           0          0
Loss on Investment                0      20,000           0           0          0
Investment Valuation Loss         0      23,125           0           0  (   6,875)
                    					----------- ----------- ----------- ----------- -----------
			Total Other
			Income (Expenses)              0  (   43,125)          0           0  (   6,875)

Taxes & Minority
Interest
--------------------
Minority Interest                 0           0  (   47,865) (   45,591)    24,517
Provisions for Taxes
 - Current                        0           0  (   15,317) (   14,589)   103,628
                    					----------- ----------- ----------- ----------- -----------
			Total Taxes &
		 Minority Interest              0           0  (   63,182) (   60,180)   128,145

			Net Income (Loss)     ($ 276,563) ($ 728,924) $  176,144  $  167,776  $ 101,893

			Net Income (Loss)
		 Per Share                 ( 0.04)     ( 0.11)       0.06        0.05       0.02

Weighted Average
 Shares Outstanding       7,596,187   6,493,548   3,152,232   3,152,232  4,853,409

Diluted Net Profit
 Per Share                      N/A         N/A         N/A         N/A          0








 (F-6)
 The Quantum Group, Inc. and Subsidiaries
 Statement of Shareholder's Equity
 From January 1, 1995 to September 30, 1998
 (UNAUDITED)

                             			  	 Common Stock      Paid In  Accumulated
                                		 Stock   Amount     Capital      Deficit
                          	------------------------------------------------
Balance,
January 1, 1995
Retroactively Restated         3,153,409  $ 3,153  $ 1,683,068  ($ 864,190)

Loss for the Year Ended
December 31, 1995                                               (  624,695)
                          	------------------------------------------------
Balance,
December 31, 1995              3,153,409   3,153     1,683,068  ( 1,488,885)

Contributed Capital                                      1,600

Loss for the Year Ended
December 31, 1996                                               (   228,820)
                          	-------------------------------------------------

Balance,
December 31, 1996               3,153,409   3,153    1,684,668  ( 1,717,705)

Shares Issued for Cash            100,000     100      149,900

Shares Issued to
Officers For Debt               1,600,000   1,600       98,400

Profit for the Year Ended
December 31, 1997                 101,893
                           	------------------------------------------------
Balance,
December 31, 1997               4,853,409   4,853    1,932,968  ( 1,615,812)

Shares Issued for Cash          2,092,778   2,093    2,494,966

Shares Issued In Exchange
For Subsidiary Shares             650,000     650      108,606

Loss for the
Nine Months Ended
September 30, 1998                                                ( 728,924)
                            	-----------------------------------------------
Balance,
September 30, 1998              7,596,187  $7,596  $ 4,536,540  ($ 2,344,736)
                             ================================================

 (F-7)
 The Quantum Group, Inc. and Subsidiaries
 Statement of Cash Flows
 For the Nine Months Ended September 30, 1998 and 1997
 (UNAUDITED)

                                                					Nine       Nine     Twelve
                                              					Months     Months     Months
                                               					Ended      Ended      Ended
                                           					September  September   December
                                            					30, 1998   30, 1997   31, 1997
Cash Flows from Operations
--------------------------
Net Profit or (Loss)                           ($ 728,924) $ 167,776  $ 101,892
Adjustments to Reconcile Net Profit
or (Loss) to Net Cash
	Write Off Accounts Receivable                          0          0    195,000
	Amortization and Depreciation                     75,851     72,800     84,745
	Non Cash Expense                                  37,000          0          0
	Minority Interest                              ( 109,256)    45,591     24,517
Changes in Operating Assets & Liabilities
	(Increase) Decrease in Accounts Receivable      ( 29,092) ( 16,457)  ( 681,457)
	(Increase) Decrease in Inventory                       0  ( 27,457)     38,991
	(Decrease) Increase in Prepaid Commissions             0         0           0
	(Decrease) Increase in Prepaid Expenses        ( 117,155)        0           0
	Increase (Decrease) in Accrued Expenses        ( 336,795)   19,466     393,577
	Increase (Decrease)in Accounts Payable           183,607  ( 90,766)  (  65,316)
	(Decrease) Increase in Tax Payable-Current             0    14,589     103,548
	(Decrease) Increase in Customer Deposits       1,160,000     2,500       2,500
	Increase in Taxes Payable - Deferred                   0         0          80
	Increase in Cash Pledged                               0         0   (     103)
	Rounding                                             ( 1)      ( 1)          0
                                          					----------- ----------- -----------
			Net Cash Provided (Used) by
			Operating Activities                           135,235   188,041      197,974









 (F-8)
 The Quantum Group, Inc. and Subsidiaries
 Statement of Cash Flows -Continued-
 For the Nine Months Ended September 30, 1998 and 1997
 (UNAUDITED)

                                             					Nine        Nine     Twelve
                                           					Months      Months     Months
                                            					Ended       Ended      Ended
                                        					September   September   December
                                         					30, 1998    30, 1997   31, 1997
Cash Flows from Investing Activities
------------------------------------
	Refund of Import Duty                               0           0        718
	Purchase of Equipment                         ( 9,567)   ( 24,773)  ( 25,492)
	(Purchase) Sale of Securities                  36,125   ( 100,000)  ( 80,000)
	Purchase of License Right                   ( 150,000)          0          0
	Investment in Joint Venture                (1,494,722)          0          0
	                                      				 -----------  -----------  -----------
			Net Cash Provided (Used) by
			Investing Activities                     (1,618,164)    (124,773) ( 104,774)


Cash Flows from Financing Activities
------------------------------------
	Sale of Common Stock                        2,606,315            0    150,000
	Payment of Long Term Debt                   ( 721,318)      50,000   ( 63,879)
	Increase (Decrease) in Amounts Due Officer    ( 7,919)    ( 30,672)  ( 43,233)
	Increase in Note Receivable - Officer        ( 30,000)           0          0
                                       					-----------  -----------  -----------
			Net Cash Provided (Used) by
			Financing Activities                      1,847,078       19,328     42,888
                                       					-----------  -----------  -----------
			Increase (Decrease) in Cash                 364,149       82,596    136,088

			Cash at Beginning of Period                 142,690        6,602      6,602
                                       					-----------  -----------  -----------
			Cash at End of Period                     $ 506,839     $ 89,198  $ 142,690
	                                       				===========  ===========  ===========
Disclosures from Operating Activities
-------------------------------------
	Interest                                          219       77,417     95,656
	Taxes                                               0       14,589    103,628

Significant Non Cash Transactions
---------------------------------
	1,600,000 Shares Common Stock Issued to
		Officer in Debt Satisfaction                       0            0    100,000
	650,000 Shares Common Stock Issued to
		Convert Minority Interest                    109,256            0          0


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

In 1992, the Company acquired rights to import and market equipment used in the tire recycling industry. The tire recycling operation is the thrust of the Companys operations at December 31, 1997.

NOTE #2 - Significant Accounting Policies
-----------------------------------------
A. The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E. The inventory is stated at the lower of cost or market.  The inventory is a single recycling system that the Company intends to sell as a system. The Company is currently pursuing several prospects to sell the system.
F. Consolidation Policies:    The accompanying consolidated financial
statements include the accounts of the company and its majority - owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.
G. Foreign Currency Translation / Remeasurement Policy:   The company has
no on site operations in foreign countries. All purchases and sales in foreign countries are concluded in American dollars. If at future dates assets and liabilities occur in foreign countries they will be recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line item in the equity section of the financial statements.
H. Depreciation:   The cost of property and equipment is depreciated over
the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the
related assets or the estimated lives of the assets.   Depreciation is
computed on the straight line method for reporting purposes and for tax purposes.
I. Issuance of Subsidiarys Stock: The Company has elected to accounts for shares issued by its subsidiary as an equity transactions.

 (F-10)
		 The Quantum Group, Inc., and Subsidiaries
 Notes to Financial Statements -Continued-

NOTE #2 - Significant Accounting Policies -Continued-
-----------------------------------------------------
J. Use of Estimates; The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
K. New Technical Pronouncements:
	In 1997, SFAS No. 129, Disclosure of Information about Capital
	Structure was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1998.

	In June 1997, SFAS No. 130, Reporting Comprehensive Income was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No.
130 is not expected to have a material impact on the Companys financial statements.

	In June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise
	and Related Information was issued for fiscal year beginning after December
31, 1997, with earlier application permitted.  The Company has elected to adopt SFAS No. 131, effective with the fiscal years ended December 31, 1998.
Adoption of SFAS No. 131 is not expected to have a material impact on the
Companys financial statements.