Form 10KSB
period 1998-12-31
QUANTUM GROUP INC /NV/
filed 1999-03-31
CIK 921450

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       December 31, 1998
                                        ---------------------

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________ to ______________

                       Commission File Number 0-23812
                                             --------

                          THE QUANTUM GROUP, INC.
               (Name of small business issuer in its chapter)

      Nevada                                               95-4255962
-------------------------------                   -------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

Park Irvine Business Center 14771 Myford Road, Building B
Tustin, California                                                  90744
------------------------------------------------------           ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (714) 508-1470
                                                        ---------------

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

The issuer's revenue for its most recent fiscal year was: $ 2,952,900.

The aggregate market value of the issuer's voting stock held as of March 26, 1999, by non-affiliates of the issuer was $17,851,652.

As of December 31, 1998, issuer had 8,400,075 shares of its $.001 par value common stock outstanding.

Transitional Small Busines     Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: none

                 Page 1 of 33 consecutively numbered pages
                          The Quantum Group, Inc.
     Annual Report on Form 10-KSB for the Year ended December 31, 1998
_________________________________________________________________________

TABLE OF CONTENTS
_________________________________________________________________________

PART I

ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 16

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 16

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . 16

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 17

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . 18

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

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 27

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . 29

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 30

PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 31

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

_________________________________________________________________________
                                   PART I
_________________________________________________________________________

                        FORWARD LOOKING INFORMATION

_________________________________________________________________________

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limited the foregoing, words such as "may," "will," "expect," "believe," anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company successfully to develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

_________________________________________________________________________

                      ITEM 1.  DESCRIPTION OF BUSINESS
_________________________________________________________________________


     The Quantum Group, Inc., (the "Company"), is in the business of investigating innovative products and technologies in the environmental and recycling industries which it further develops and designs for rubber recycling and after market products plants. The principal offices of the Company are located at the Park Irvine Business Center, 14771 Myford Road, Building B, Tustin, California. The Company was organized as a corporation in 1968, under the laws of the state of California. In 1988 the Company changed its domicile from California to the State of Nevada and has operated as a Nevada corporation since that time.

     Since the beginning of 1993, the primary sales activities of the Company have been conducted through its subsidiary, Eurectec, Inc., a Nevada corporation, ("Eurectec") which is engaged in the world-wide marketing of automobile and truck tire recycling equipment, supplied by third parties, which produces recycled rubber which is commonly known in the recycling industry as "crumb rubber." Eurectec also markets presses and other equipment, also supplied by third parties, which utilize crumb rubber to make various after-market products.

     Areas of growth in the Company are in the technology transfer, EGS tire recycling systems, ECO press technology and equipment marketing of asphalt paving technology, the devulcanization of crumb rubber for use in processes requiring vulcanization such as new tire production, and the production of fine mesh, (to -60 mesh ASTM), crumb rubber from buffings and larger mesh crumb rubber.

     In 1998, the Company began to focus its energies on the design and development of rubber recycling systems and subsystems which encompass initial rubber tire recycling and after market crumb rubber products rather than rely solely upon third paty equipment sales. This aspect of the Company's business is being conducted through its subsidiary, Eurectec Industries, Inc. Eurectec Industries provides feasibility studies, engineering, equipment, installation and training for its clients with rubber recycling systems. The Company is marketing its systems individually and through joint venture arrangements.

     The Company has developed a Website which can be viewed at http://www.thequantumgroupinc.com. The Website allows the viewer to access an overview of the Company's activities, obtain market information for the Company's trading stock, view the Company's EDGAR filings and provides a link to the Eurectec, Inc. website (http://www.eurectec.com). The Company is in the process of updating its website and will offer e-commerce capabilities in the second half of 1999, allowing customers to purchase products directly from the Company from an additional website, Eurectec-products.com. An additional Website can be viewed at www.tirerecycling.com, which will become a main portal for the Company. This Website, which should be operational during the second quarter of 1999, is multi-lingual in order to enhance global communication and awareness of the Company and its subsidiaries. It has links to The Quantum Group, Inc. site and allows the viewer to access an overview of the Company's activities, obtain market information for the Company's stock, view the Company's EDGAR filings, retrieve information on the Company's joint venture projects and link to the Company's subsidiaries websites.

Business Operations

     The Company's goal is to design and market the most efficient and cost-effective rubber recycling systems, producing high-quality crumb rubber. In keeping with this goal, the Company designs environmentally friendly, efficient and profitable turnkey recycling plants that satisfy the requirements of developers, engineers and governments for a process to turn the huge, toxic and unsightly piles of scrap tires into attractive, high-quality consumer and industrial products. In alliance with FDC Engineering of Switzerland, the Company is able to provide complete engineering design for its recycling systems and subsystems.

     Joint venture arrangements are one vehicle the Company employs to market and showcase its turnkey recycling plants. It is anticipated that by participating as an equity partner in recycling joint ventures, the Company will develop cash flow through operations conducted by such recycling facilities. The Company also performs direct marketing of its equipment and technologies.

     In addition to recycling systems and subsystems, the Company is developing markets for its crumb rubber value added after market products. The Company intends to establish a manufacturing facility in California and produce sports mats for gyms and ball courts, door mats, anti-fatigue mats, cattle mats, heated pet mats and safety flooring products such as playground tiles for the U.S. and export markets.

Company Subsidiaries

     Eurectec, Inc. To date, the majority of the Company's business has been transacted through Eurectec, Inc. Eurectec, Inc. was formed by the Company, under the laws of the State of Nevada in 1991. The Company negotiated its licensing agreements with CISAP and SMS through Eurectec, Inc. and the Company uses Eurectec, Inc. to market and sell the tire recycling equipment of third parties. Eurectec, Inc. also markets and sells sub-licenses for the Company. The Company expects to enter into various other businesses most of which will be related either directly or indirectly to the environmental technologies business. Pursuant to that expectation, the Company has formed various subsidiaries of Eurectec, Inc. which will be used to transact the Company's business dealings in these areas.

     Eurectec Industries, Inc., is a wholly owned subsidiary of The Quantum Group, Inc. and was established pursuant to the laws of the Province of Alberta on February 15, 1996. The Company formed Eurectec Industries, Inc. to transact the business of designing, development and marketing of its rubber recycling systems.

     Eurectec International, Ltd., is a wholly owned subsidiary of Eurectec Inc. Eurectec International was established pursuant to the laws of the Province of British Columbia and was incorporated in May 1991. The Company formed Eurectec International to transact the international affairs of the Company in individual recycling projects. The organization costs of establishing Eurectec International were funded by Mr. Liebich. Eurectec International is currently not engaged in any business transactions.

     Eurectec Marketing, Inc., is a wholly owned subsidiary of Eurectec, Inc. and was formed to market recycled rubber products, both from Company plants and from other participating manufacturers. Eurectec Marketing, Inc. is not currently engaged in any business transactions.

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

     Quantum Environmental Solutions & Technology, Inc., ("QEST"). QEST is a wholly owned subsidiary of the Company. Incorporated on April 21, 1997, and is inactive at this time.

     Quantum Modified Asphalt Xcetera, ("QMAX"). The Company has established this division to market specialized mobile equipment concerned with the mixing of crumb rubber and asphalt. Presently dormant, this division will soon be incorporated and will be responsible for crumb rubber technology transfer programs.


Eurectec Granulating System (EGS)

     Eurectec Industries, Inc., working with outside engineering firms, has designed plans for a complete tire recycling, granulating and after-market production system which integrates individual pieces of tire recycling equipment made by other manufacturers. The EGS System reduces scrap automobile and truck tires to useful and valuable crumb rubber, reusable steel scrap and nylon fluff. The system as designed will follow common processing steps accepted in the industry. The process will begin by sending truck tires through a de-beader, slitter and shredder and automobile tires directly to a shredder. In the next step, the shredded material is then fed to a grizzly which extracts approximately 90% of the steel from the shredded tires and further reduces the size of the material to minus one inch. Then the material will be processed through a magnetic separator which removes the steel shred and a pneumatic aspiration system which removes the nylon fibers. The product is then processed through a granulator which further reduces the shred to approximately 5 mesh and removes any remaining steel and fabric. Finally, the crumb rubber is processed through a granulator which reduces the product to particle sizes down to a ranges of sizes from 0 to .5 mm, .5 mm to 2 mm, 2 mm to 4 mm. The EGS System will also offer as an option, a grinder which will reduce the crumb rubber to minus 60 mesh.

     The crumb rubber is then further processed using the Company's press product manufacturing technology into road paving materials, tiles, roofing products, irrigation hoses, trailer liners, door and floor mats, carpet underlay and "Ecoplas" (a combination of recycled rubber and plastic from which many wood replacement products are made). Industrial products such as speed bumps, traffic cones, curbside recycling bins, road marker posts and sound barriers, and sports surfaces such as tennis and other ball game courts, gymnastic and running track surfaces, and playground safety surfaces are just a few of the more than 200 end products manufactured utilizing crumb rubber.

     The EGS System will not require Eurectec Industries to engage in any equipment manufacturing. Most of the items of equipment utilized in the system e.g., de-beaders, slitters, grizzlies, grinders and granulators are currently manufactured by other companies. Third party contractors will manufacture all of the equipment and parts required to integrate the individual pieces of equipment into unified recycling system.

     It is estimated by the design engineers that the complete EGS System will have an estimated input capacity of sixteen thousand tons per annum on two shifts. The Company is currently offering EGS granulating systems and specifically, an EGS system is being incorporated in the Poseidon joint venture project in Penkun, in the state of Mecklenberg-Vorpommern, Germany.

SuperCollider - Impact 500 Technology

     During 1997, the Company worked on the in-house development of a compact SuperCollider machine designed to take large mesh size crumb rubber produced by the EGS System and buffings from tire retreading and pulverize it into fine powder in order to open up several new markets, as a result. These markets include extrusion products, press products and products combining super-fine crumb and plastic. The Company is currently finalizing the engineering for the SuperCollider and concluded the development, prototype work and performance testing during 1998.
Initially the Company will contract manufacture of the equipment and will be supplying the first of these machines under the brand name Impact 500, to clients in the second quarter of 1999. The Company will explore viability of making patent applications for the new compact Impact 500 SuperCollider.

REVULCON (R) - Revulc 300 Technology

     The Company entered an exclusive worldwide license agreement with Faru GmbH., Dresden, Germany ("Faru"). Faru is the patent holder of the
REVULCON (R) technology.   For each REVULCON (R) plant sold by the Company,
Faru will receive a royalty payment of $10,000 for up to fifteen (15) plants and $20,000 royalty payment for each plant sold following the initial fifteen. The Company anticipates the sale of up to three REVULCON systems, under the brand name Revulc 300, during 1999 for projects in Germany. The manufacture of the REVULCON (R) plants will be subcontracted out to third party manufacturers.

     The REVULCON (R) technology enables the production of high density, smooth finish rubber moldings and extrusions, including new tires by adding REVULCON (R) compound in the manufacture of new tires , from recycled crumb rubber. This is done by a process of devulcanizing the rubber, returning it to a state where it can be utilized in new products and be re-vulcanized. The reactivated rubber waste can be processed without further additives to rubber products like mats, plates, solid rubber tires, components for fall protection, elements for sound and vibration deadening, blocking and insulating layers against heat and moisture, etc., in mixtures with fresh rubber or plastic, profiles and other goods can be made by extrusion or injection molding.

     The REVULCON (R) prototype equipment has been manufactured and is currently being tested. The Company is further developing the system to allow for feed input and output with the first three Revulc 300 systems to be installed at the Chemnitz project.

Rothbury Agreement

     Eurectec Industries, Inc., entered an agreement with Rothbury Engineering Limited, Great Britain to acquire the exclusive worldwide manufacturing and marketing rights to a technique for manufacturing rubber products such as floor coverings from crumb rubber without revulcanizing the rubber and a process for giving a mixture of scrap rubber granulates, resins and other additives heat conductive characteristics for use in products such as heatable floor coverings and underlayments.

     In heatable tile products production, Eurectec Industries will utilize heating filaments currently manufactured by others. The heating filament operates on AC or DC electricity and is imbedded in a variety of interior and exterior tile designs, underlayments and mats. The heating tile and underlayment products can be operated more cost effectively than interior forced air and radiant heating systems. In exterior applications, the heated rubber tiles provide superior heat conducting properties to other available technology such as heating coils in concrete. The heated fatigue mats and pet mats also provide Eurectec Industries with new products and new markets for crumb rubber.

     Eurectec Industries, Inc., has filed for patent protection on the technology subject to the license agreement. Eurectec Industries expects to develop procedures and techniques utilizing the Rothbury technology with various press equipment to produce commercially viable heatable rubber floor tiles utilizing crumb rubber, pending the filing of any patent applications by Eurectec Industries.

CISAP Agreement

     In 1993, Eurectec, Inc. acquired rights to license and market CISAP tire recycling equipment. The license agreement provides that CISAP will manufacture, ship and install the CISAP equipment sold by Eurectec, Inc. as well as provide training in equipment operation and maintenance to the purchaser of any CISAP equipment. The Company sold CISAP granulator systems in Canada, China, Saudi Arabia, and Mexico. The Saudi Arabia and Mexico clients have experienced problems with the CISAP equipment which the Company and CISAP are attempting to resolve.

     Because of the difficulties with the CISAP equipment Eurectec, Inc. will look to other manufacturers as suppliers of compact granulating equipment systems.

SMS Agreement

     In May of 1996, Eurectec, Inc. entered an agreement with SMS
Sondermaschinen GmbH, a German corporation, ("SMS") which provided Eurectec, Inc. the right to sell and market SMS press equipment and machinery. Eurectec, Inc. sold SMS equipment to its client in Saudi Arabia who has experienced problems with the SMS equipment. Eurectec, Inc. is attempting to resolve the difficulties and has other manufacturers in place for its press equipment needs.

Research and Development

     In 1998, the Company spent approximately $76,746 for research and development on its Impact 500 technology. A prototype unit was completed during the fourth quarter of 1998 which is valued at $63,203.

Tire Recycling Industry and Competition

     In the United States alone there are over 275,000,000 tires discarded each year. There are currently between two and three billion tires stockpiled in the United States and an estimated 1,000,000,000 tires discarded annually worldwide. Although millions of tires are discarded every year, there has been no consensus on the best way to dispose of the tires. Waste tires continue to accumulate in huge tire dumps throughout the world. One of the early governmental responses was to require the tires to be shred into small pieces in order to reduce the size of the tire dumps, the potential for fires, and the health hazards from the dumps which existed because of mosquitoes and rodents which inhabit tire dumps. The European Union has issued a directive banning landfilling of all tires, whether whole or shredded, by the year 2007. Some market developed for shredded tires as fuel in cement kilns and electric power plants, however, most states have prohibited or strictly limited tire burning because of its adverse environmental impact. In addition, it has been recognized that tire burning is an inadequate use of the valuable rubber resource contained in the tires.

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

     The Chicago Board of Trade (CBOT) Recyclables Exchange operates an internet based listing of recyclable materials including crumb rubber. Access to the CBOT Recyclables Exchange is found on the Internet at: http://cbot-recycle.com. The Recyclables Exchange allows participants to use the on-line exchange to post listings to sell or enter materials wanted for purchase. Whenever there is a match of a sell listing with a buyer's parameters, the system will automatically e-mail a response to the buyer who can then communicate with the seller to transact business. The CBOT system allows for detailed product descriptions of material quality and other data important to buyers and sellers. The Exchange users can select predetermined commercial specifications or set customized product specifications. The Recyclables Exchange will contribute significantly to the recognition and growth of an established crumb rubber market. The Company, acting on behalf of clients which have purchased equipment, has posted offers on the Recyclables Exchange.

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

     All of these developments over the past few years have contributed to a growing interest in the tire recycling industry. Although the tire recycling industry is highly competitive, no single competitor holds a dominant market position. Some of the Company's competitors have longer operating histories and are financially stronger than the Company. There are several companies which offer different pieces of equipment to recyclers such as shredders, slitters and granulating equipment. However, few companies offer complete recycling systems which include all equipment required to process whole tires to crumb rubber. Those competitors which offer complete systems, sell systems which are based on one of two design types. The older systems use efficient shredding equipment but rely on hammermill technology for rubber granulation. These systems tend to be very large, noisy and inefficient, in large part because the hammermill technology was designed for other industrial applications and has been adapted for use in tire recycling.

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

     The advantages of the Company's EGS system over systems offered by competitors are (i) lower initial cost of a system; (ii) higher operating efficiencies and lower operating expense; (iii) lower maintenance down time; and (iv) recycling at ambient temperatures resulting in high quality crumb rubber output.

Marketing and Sales

     The Company, through Eurectec, Inc. has had most success marketing and selling outside of the United States where there are attractive incentives offered to investors by way of government grants, low interest loans and tax advantaged investment programs.

     The Company has encountered challenges in making sales of its tire recycling systems in the United States. These obstacles arise from the substantial capital expenditure required to commence a recycling facility and the ability of interested parties to secure adequate supplies of tires for recycling. The owners of large tire dumps have been reluctant to make the substantial capital investment necessary to realize additional value from the discarded tires. Tire dump operations have been profitable simply from the tipping charges received at the time tires are delivered to such tire dumps. However, tire dumps are now being recognized as nuisances and public safety hazards. The emerging trend is, as the viability and profitability of tire recycling continues to develop, to require storage operators to do more than store tires in large dumps. As the tire recycling industry matures, owners of tire dumps will be prohibited from operating mere dumps and will be required to begin recycling activities. In addition, efficient and profitable recycling facilities will open the way for other persons interested in tire recycling to negotiate contracts for the acquisition of discarded tires necessary to supply feed stock to such recycling facilities.

     An additional challenge to the Company in marketing the recycling
systems is that there is a long sales  cycle.    Typically, it takes six to
eighteen months from the time the Company has its initial contact with a potential customer until equipment is installed and the Company is paid in full.

     The majority of the Company's marketing efforts are through trade shows, technical and trade journal advertising and articles, independent sales representatives, joint venture projects and the Company's website.

     The Company continues to rely principally on the efforts of its officers and directors to generate sales. The Company's principal method of marketing is done through direct sales by officers of the Company and approximately 12 independent commissioned sales representatives worldwide through participation at trade shows and active membership in trade organizations.

     The Company is a member of a number of associations related to the tire, rubber and recycling industries including the Rubber Pavements Association located in Mesa, Arizona, the International Tire and Retreading Association, headquartered in Louisville, Kentucky (ITRA), ETRA (the "European Tire Recycling Association") headquarter in Brussels, Belgium and is a founding member of the International Recycling Federation located in Bonn, Germany. In addition, the Company is listed in the Scrap Tire Users Directory, an RRI annual publication which is a business reference guide to the tire recycling industry.

     The Company's management attended and made a presentation at the first International Symposium on Asphalt-Rubber held in Phoenix Arizona where the Company announced it will be initiating the formation of a European Rubber Pavements Association to be allied with the Rubber Pavements Association in the United States. The Company's management also plans to attend the ETRA European Tire Recycling Congress and Annual General Meeting to be held in Brussels, March 17 - 19, 1999.

     Also planned for the third quarter 1999, the Company will jointly host with the state government of Mecklenburg-Vorpommern, Germany, the first European International Symposium on Crumb Rubber in Asphalt Paving. The Symposium will coincide with the opening of the Poseidon plant and serve as a showcase for prospective customers.

     Although the environmental problem of waste tires has existed for decades, the tire recycling industry is still in its early stages of development worldwide. No single response to the problem of waste tires has become generally accepted. However, the momentum in the industry favors tire recycling which reclaims the rubber resource. No single technology has achieved market dominance. Under such market conditions, potential investors are slow to make investment decisions. Manufacturers of recycling equipment do not carry large inventories of equipment. The Company has limited capital and limited full time personnel engaged in marketing and sales activities. These are the major reasons that the Company has not established a consistent volume of sales. At the same time the Company is aware that these challenges also form significant barriers to entry by competitors which will face many of the same challenges.

Joint Venture Projects

     SteG Germany - Poseidon Products GmbH. The Company has finalized a joint venture agreement with a German Government sponsored company, Strukturentwicklungsgesellschaft Ueckermunde GmbH., located near Berlin. The Company has an 80% interest in the joint venture and a buy-back agreement to purchase the remaining 20%. As a result of joint venture agreement, Poseidon Products GmbH. was established and will construct and operate a tire recycling facility in Penkun, in the state of Mecklenburg-Vorpommern to produce crumb rubber and to manufacture a wide range of value added products. The plant is designed to be a tire recycling facility whereby tires will be shredded and granulated producing the commodity crumb rubber. Some of the crumb rubber is subsequently partially devulcanized utilizing the Company's exclusive REVULCON process to enable material to be used in a variety of products and processes including incorporation into new tire manufacture. The balance of the crumb rubber will be used for in-house manufacturing. The plant will employ a number of presses to manufacture additional value added after market products such as flooring, interlocking tiles and heated tiles as well as other products.

     The Poseidon joint venture funding is expected to be completed by the end of the first quarter, 1999. Funding consists of 50% of the total project costs (approximately $5,900,000) from a grant from the European Union Structure Fund for European regional development and 40% bank financing and 10% equity raised through a private offering in Germany,
partly funded from proceeds of a Regulation S offering.   The equity
funding is currently 90% complete. Eurectec Industries, Inc., is under contract to supply the technology transfer and equipment package for the Poseidon project valued at $7,370,000, with anticipated equipment delivery commencing the second quarter of 1999. Engineering for the project is being coordinated by FDC Engineering of Switzerland.

     Ground breaking for the Poseidon joint venture occurred September 17, 1998 in Penkun, Germany and the construction program is presently scheduled to begin during the second quarter of 1999. Pending completion of all building construction and environmental compliance permitting funding and maintaining the current construction schedule, the Company anticipates the Poseidon facility to be complete and operational during the fourth quarter, 1999. Poseidon has opened offices in Penkun and has commenced a German wide marketing study and plan to introduce and sell its manufactured products in Germany and Europe.

     The Company anticipates the Poseidon project to be a showcase for future tire recycling plant sales. The plant equipment and technology is the culmination of research and development by the Company.

     A Poseidon web site has been established and may be viewed at www.poseidon-products.com. The web site which is in German and English, provides a platform for showcasing the Poseidon joint venture and promoting an awareness of the Company.

Proposed Joint Venture Projects

     California Prison Manufacturing Project. The Company is currently negotiating with the California State Prisons - Department of Corrections, Sacramento, California to investigate the feasibility of establishing a joint venture between the Company and the Department of Corrections Manufacturing Department to manufacture crumb rubber derived products utilizing inmate and prison facilities. The first phase of this project will incorporate Company designed press equipment and the second phase will incorporate both shredding and granulating processes as well as the REVULCON (R) technology. The Company anticipates producing a wide variety of products including heated mats using the Company's Rothbury technology. A result of this joint venture would be to provide the Company with a manufacturing platform for products and serve as a showcase for marketing efforts. Negotiations are expected to be concluded during the second quarter of 1999 following a series of meetings at a number of potential facilities.

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

     Ireland. The Company has established a new subsidiary, Hibernian Envirotech Rubber Recycling Limited, an Irish limited liability company, ("Hibernian"). Hibernian was established in anticipation of entering a joint venture agreement with local Irish investors to build a tire recycling plant modeled after the Poseidon project. The Company is embarking on a market study to determine the feasibility of the project, which is expected to be complete during the second quarter of 1999.

     Portugal. The Company is continuing negotiations with investors in Portugal to enter a joint venture agreement to build a tire recycling facility. The Company's president has been in Lisbon, Portugal meeting with a potential joint venture partner. It is anticipated the joint venture partner will undertake a feasibility study with assistance from the Company.

     Spain. The Company is negotiating with investors in Spain to enter a joint venture agreement to build a tire recycling facility in Barcelona. It is anticipated the joint venture partner will undertake a feasibility study with assistance from the Company.

     France. The Company is currently negotiating with interested parties so the Company can initiate a feasibility study for a joint venture to build a tire recycling facility in France. Also, the Company is actively promoting its after market products and user applications within France to develop key relationships.

     Brazil. The Company's vice-president has met with potential joint venture partners in Brazil. As a result of negotiations, the Company has signed a memorandum of understanding to the potential joint venture partner whereby the Company will undertake a feasibility study to determine the viability of developing a tire recycling facility in Belo Horizonte, Brazil.

     South Africa. Through the Company's contacts in Scotland, the Company has been introduced to potential joint venture partners in South Africa and Zimbabwe. The Company's president met in South Africa and Zimbabwe in December 1998, with the potential joint venture partners to explore the possibility of developing a tire recycling plant.

     The Company continues negotiations with various potential clients in the United States, Europe, the Arabian Gulf, South America, Puerto Rico, Great Britain and Asia.

Current Contracts

     Atzendorf, Germany. The Company has a two phase order for press equipment including flocking equipment, granulators and grizzlies for the manufacture of continuous roll material and after market flooring products. The Company anticipates equipment delivery during the second half of 1999.

     Chemnitz, Germany. The Company has an order for a mini tire recycling plant including three Revulc 300 systems and press equipment. The Company anticipates equipment delivery during the second half of 1999.

     Mexico Agreement. The CISAP equipment sale to Mexico was entered in 1994. The client has experienced problems in the commissioning of the C9000 machines supplied by CISAP mainly relating to the high fiber content tires in Mexico and the high altitude of the project site near Mexico City. The Company has sent an engineering team to the site to correct the problems and anticipated the equipment to be fully operational by the end of April 1998. However, the engineering team uncovered additional problems with the CISAP equipment which have required re-engineering of the CISAP equipment on-site and re-engineering of the plant itself. CISAP has shipped additional equipment to the Mexico site and has sent engineers to Mexico to resolve the problems.

     In an effort to mitigate the problems encountered by the Mexico client, the Company is currently purchasing crumb rubber from the client which it is further processing into finer mesh for sale.

     Saudi Agreement. The agreement for the initial phase of CISAP equipment to be delivered to Saudi Arabia was entered in 1994 with additional equipment purchased by the clients from CISAP in 1995 and 1997. Initial equipment for Phase One of this project has been delivered and partially installed at the site in Dammam. The equipment has not been completely installed by CISAP and the Company has elected to send its own engineer to expedite installation and operation of the equipment.

     CISAP SpA Relationship . CISAP, SpA underwent a bankruptcy and reorganization as of July 2, 1997. As a result of the reorganization, CISAP Ecology, SRL was established to continue the business of CISAP, SpA, tire granulation equipment, specifically the CISAP 3000, 6000 and 9000 machines as supplied to Mexico and CISAP Projecti was established to focus on the sale of tire re-treading equipment. Subsequently CISAP Ecology, SRL has undergone a name change to Tyre's Ecology, SRL. The Company is now dealing with Tyre's Ecology, SRL in its attempts to resolve the Mexico and Saudi project issues. CISAP and it's successor are hereinafter referred to as CISAP.

     As a result of the difficulties experienced by CISAP and its successor in delivering equipment which functions as specified and to make delivery in a timely manner, Eurectec, Inc. has determined that the exclusive right to market CISAP equipment has been diminished. Therefore, Eurectec, Inc. will not pursue additional sales of CISAP equipment at performance levels required by the agreement with CISAP to maintain such exclusivity.

     The problems encountered by the Company with the CISAP equipment failure and CISAP's unacceptable responses in both Mexico and Saudi Arabia have seriously impacted the Company's expected revenue stream in 1998 from the resultant delays with the second phase of the Mexico project and the third phase of the Saudi project, both of which have been suspended pending resolution of the problems on site.

Employees

     Currently the Company has no direct employees other than its officers and directors. The Company contracts with an employee service agency to provide office staff and secretarial services. The Company relies heavily on the efforts of its President, Ehrenfried Liebich, it also relies upon the services of various consulting agencies including agencies owned and operated by Keith Fryer, a Company Vice President, Secretary and Director and John Pope, the Company Treasurer, a Vice President and Director. Through its employee service agency the Company has two administrative staff, three management staff, one sales person and one technical staff member. Two additional people will be hired during the second quarter of 1999 to fill the positions of financial controller and operations manager. The Company intends to restructure the employee status by terminating the service agency relationship and bring all its employees into the Company as direct hires.


_________________________________________________________________________

                      ITEM 2.  DESCRIPTION OF PROPERTY
_________________________________________________________________________

     In July, the Company renewed its lease agreement to lease an industrial condominium in a multi-tenant building for use as its principal executive office. The Company pays $3,371.00 per month for 4,495 square foot facility. The lease has a renewal option for an additional year and will be reviewed in July 1999. The building is located at Park Irvine Business Center, 14771 Myford Road, Building B, Tustin, California 92780. The space the Company is leasing is sufficiently large to accommodate all of its administrative and storage needs.

_________________________________________________________________________

                         ITEM 3.  LEGAL PROCEEDINGS
_________________________________________________________________________

     None.

_________________________________________________________________________

                 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITIES HOLDERS
_________________________________________________________________________

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 1998.

_________________________________________________________________________

                                  PART II
_________________________________________________________________________

                   ITEM 5.  MARKET FOR COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS
_________________________________________________________________________

     The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "QTMG." As of December 31, 1998 the Company had 494 shareholders holding 8,400,075 common shares. Of the issued and outstanding common stock, 1,238,069 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission . The Company has never declared a dividend on its common shares.

     The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                           BID PRICES         ASK PRICES
                                        HIGH       LOW      HIGH       LOW
1997
First Quarter ended March 31            .125    .03125    .46875    .40625
Second Quarter ended June 30          .03125    .03125    .46875    .46875
Third Quarter ended Sept. 30           .0625     .0625     -----     -----
Fourth Quarter ended Dec. 31             .50      .062      1.00      1.00

1998
First Quarter ended March 31             3.00       .50    3.3125    1.1875
Second Quarter ended June 30           4.1875     2.875    4.3125      3.00
Third Quarter ended Sept. 30            3.625      2.00      3.75     2.375
Fourth Quarter ended Dec. 31            4.375     2.875    4.4375     3.125


     The foregoing figures were furnished to the Company by the National Quotation Bureau, 1 Penn Plaza, 15th Floor, New York, New York 10001.

_________________________________________________________________________
                   ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS
_________________________________________________________________________

Liquidity and Capital Resources

     As of December 31, 1998, the Company had on hand cash of $1,781,944 and booked orders of approximately $13,588,491 for equipment. The Company raised $4,647,500 in Regulation S offerings during 1998. The Company currently has no outstanding debt.

     It is anticipated that revenues from currently booked orders will enable the Company the continue operations throughout 1999. The Company also anticipates initiating a Regulation S offering during the second quarter of 1999 for approximately $2,100,000. Proceeds from the Regulation S offering are anticipated to be used for the California Prison Project and additional working capital.

     The Company does not currently have any capital commitments for 1999. However, at such time the Company enters a firm agreement for the California Prison Project, it may have a capital commitment for approximately $1,500,000.

     The Company is emphasizing product and services sales via the Internet and trade show participation. Additionally, the Company is vigorously pursuing joint venture arrangements similar to that of the Poseidon Project. The Company anticipates it will experience modest growth during 1999 through these efforts.

Year 2000 Compliance

     Many financial information and operational systems in use today may not be able to interpret dates after December 31, 1999 because such systems allow only two digits to indicate the year in a date. As a result, such systems are unable to distinguish January 1, 2000 from January 1, 1900, which could have adverse consequences on the operations of an entity and the integrity of information processing. This potential problem is referred to as the "Year 2000" or "Y2K" issue.

     The Company has reviewed all of its current systems that could be impacted by the Y2K issue and is currently Year 2000 compliant. However, vendors, banks and other suppliers and parties upon whom the Company relies, may not be Year 2000 compliant. The Company is currently in the process of requesting Y2K compliance status from the parties with which it conducts business in order to evaluate any impact to the Company. The Company has not been notified that any of its bendores, banks or other suppliers or paties upon whom it relies are non-compliant with Y2K matters.

Results of Operations

     The Company generated a $100,691 loss in the year ended December 31, 1998 compared to a profit of $101,893 for the year ended December 31, 1997. The 1998 loss includes an Accounts Receivable write off of $100,000, and an investment loss of $20,000. The 1997 profit includes sale of Licence Rights of $350,000 and $150,000. The $350,00 license fee is partially offset by a reserve of $175,000.

     Net cash used in operations during the year ended December 31, 1998 was $1,334,685 compared to $197,974 cash generated by operations in the year ended December 31, 1997. During 1998, Accounts Receivable increased by $2,354,061, Deposits increased by $1,804,508, offset by an increase in customer deposits of $2,190,462. $179, 309 was used to purchase land. Accrued Expenses decreased by $102,315 while Accounts Payable increased by $585,185. The cash generated from operations in 1997 resulted primarily from profitable operations, an increase in Accrued Expenses of $393,577, an increase in Taxes Payable of $103,548, the Accounts Receivable write off of $195,000 and Depreciation and Amortization of $84,745, partially offset by the increase in Accounts Receivable of $681,457, and a decrease in Accounts Payable of $65,316

     Accounts Receivable increased in the year ended December 31, 1998 by $2,354,061 to $3,065,040. The 1998 Accounts Receivable balance consists of the sale of a press and contract additions on the Mexico project of $175,000 and $335,000 respectively, the Licence Fee receivable of $350,000 (less the reserve of $275,000) and $1,316,607 and $1,105,400 for two projects in Germany and $58,033 in Crumb Rubber sales. The December 31, 1997 Accounts Receivable balance primarily included The Mexico project which is included above. The company has not sought collection of these items as an accommodation to the client due to installation delays and their problems with Cisap. Although the Company believes that these amounts will ultimately be collected, the 1997 reserve of $175,000 was increased by $100,000 in 1998.

     Inventory at December 31, 1998 is $19,425 compared to $29,760 at December 31, 1997. The 1996 balance was equipment held for sale that was sold back to the vendor. The 1998 and 1997 balance consists only of raw materials ( crumb rubber) for the manufacture of mats.

     The deposit account at December 31, 1998 is $1,807,789 in Other Assets for equipment for the two German projects and $303,021 in Current assets for a inventory of crumb rubber heated tiles to be sold at retail. The 1997 balance was $421,451 of which $417,951 was a deposit with Cisap which represented the proceeds on the sale to them of the C3000 machine previously held in inventory. The 1997 deposit was utilized in 1998.

     Securities Accounts balance of $73,125 at December 31, 1997 is the result of receiving 20,000 shares of Keystone Energy common stock for a $100,000 license fee. The securities had a market value $100,000 at the time of the transaction, but were subsequently written down to reflect the December 31, 1997 market price. These securities were sold in 1998. The Company realized an additional loss of $20,000 in 1998 prior to the sale.

     Accrued Expenses decreased by $102,315 to $450,084 during the year ended December 31, 1998 compared to $552,399 at December 31, 1997. The major components of this decrease was the payment of the accrued interest on Company debt.

     Franchise Taxes Payable balance at December 31, 1998 and 1997 of $103,548 consists of $70,691 Federal Taxes and $32,857 in California State taxes. Although the Company has a Net Operating Loss Carry Forward of $1,663,146 for Federal Income Tax purposes, the law provides that the utilization of the NOL is an preference item triggering the Alternative Minimum Tax. The State of California does not have a NOL carry forward and as such the year's operation are subject to California Income tax. The Company has delayed payment of this balance pending clarification of certain collections, but anticipates payment will be made during the second half of 1999.

     Current Maturities were at December 31, 1997 $721,318. The Current Maturities are that portion of the Company's long term debt due within the upcoming fiscal year. As all of the long term debt was due during 1998, it is all categorized as Current Maturities. The notes and the accrued interest on them were paid off during the first quarter of 1998.

     Minority Interest was $109,256 at December 31, 1997 due to the 20% percent minority interest in the Company's primary subsidiary, Eurectec, Inc. This Minority Interest was exchanged for stock in the Company during 1998. The $9,463 at December 31, 1998 is as a result of the establishment of Poseidon Product GmbH, the joint venture project with the Germany government (See Financial Statement footnote #23).

Comparison of the year ended December 31, 1998, and the year ended December 31,1997.

     Revenue for the year ended December 31, 1998 was $2,952,900. This is a $471,909 decrease from the revenues of $3,424,809 generated in the year ended December 31, 1997. The decrease in 1998 is from a decrease in equipment sales of $41,809, a decrease of $500,000 in License Sales, as the Company did not conclude any new licences in 1998. Other Income increased by $69,900 consisting primarily of the sale of crumb rubber and mats.

     The majority of the Company's sales are recorded when equipment is shipped and title passes to the buyer. Typical sales are by letter of credit, with the funds being released by the bank when the equipment is placed for shipment with the carrier. To date, payment for the Company's equipment sales have been made on the basis of 10% due at the time of sale, 80% due on shipment of equipment and 10% due at completion of installation. This has resulted in the Company receiving its revenue in large lump sums at irregular intervals rather than in smaller amounts at frequent intervals. The Company intends that future sales require 15% - 20% of the amount due at the time of sale and the balance upon delivery, with the equipment manufacture supplying the purchaser with performance and completion bonds prior to delivery.

     Cost of Sales consists of wholesale costs to the Company of granulating systems and support equipment plus freight and insurance, which are billed to the client. Cost of Sales for the year ended December 31, 1998 was $1,761,775, a $499,902 decrease from the $2,261,667 for the year ended December 31, 1997. Cost of Sales as a percentage of equipment sales was 60% in 1998 compared to 77% in 1997 and 66% in 1996. 1997 was adversely affected by concessions to the buyer in relation to the granting of the territorial license for Mexico. The Company believes that the gross margin experienced in 1998 an appropriate margin on equipment transactions but is not indicative of a trend but rather is the function of different equipment specifications for different projects.

     Commission expense for the year ended December 31, 1998 was $0 compared to the 1997 expense of $37,008. This is due to the a continuation of the strategy of having contracts negotiated by Company personal with out the use of outside sales personal or agents.

     Depreciation expense was essentially unchanged in 1998 to $47,691 compared to $47,737 in 1997. The majority of the depreciation expense in both years was for the SMS press. This unit was sold in late 1998.

     The Company amortizes the license agreement with Rothbury Engineering over the anticipated 10 year economic life of the technology. The year ended December 31, 1998 and 1997 include a full years amortization.. During 1998 the Company acquired a License from Faru GmbH. This license is also being amortized over 10 years from the date of acquisition, resulting in an increase in amortization expense of $7,500 for the year ended December 31, 1998 compared to 1997.

     Travel expenses increased in the twelve months ended December 31, 1998 by $99,386 compared to 1997 ( $155,442 vs $ 56,056 ), due primarily to the extensive travel necessary due to the projects in Germany, the German joint venture, the installations in Mexico and the strategy of seeking to establish business relationships which will lead to further joint venture agreements.

     Professional Fees decreased to $56,978 in the year ended December 31, 1998 , compared to $78,596 in the year ended December 31, 1997. The 1997 year included legal work involved with the reverse split of the Company's stock and the agreements to exchange the shares held by the minority holders of shares in the Company's subsidiary (Eurectec, Inc) for Quantum shares. The 1998 year includes expenses relating to ongoing operations of a more general nature.

     Office Expenses increased by $61,431 from the year ended December 31, 1997. This is due to the addition of support personal, and the repair, maintenance and cleaning of the company's offices, for the full year. Administrative Expenses increased to $249,909 in the year ended December 31, 1998 from $95,377 in the year ended December 31, 1997. This is due to the establishment of both financial and general public relation programs, the fees for application for full NASDAQ listing and the establishment of marketing and sales programs for both crumb rubber and after market products such as mats. Rent and Utilities expense declined in the year ended December 31, 1998 to $63,259 compared to $65,634 in 1997.

     Consulting Fees increased to $449,508 in the twelve months ended December 31, 1998 compared to $232,571 for the year ended December 31, 1997. The Company employed outside consultants for marketing and accounting in 1998 and 1997. Additional consulting expense was incurred in 1997 for the start up of the crumb rubber and after market sales efforts. In 1998 the Company began paying its president as a consultant.

     Interest Expense declined 1998 compared to 1997 from $95,656 to $804 due to paying off the Company debt in early 1998.

     In 1997 the Company reserved $175, 000 (50%) of the Mexico License Fee Receivable under the theory of conservativism. Although the signed agreement calls for the payment of $350,000, Management believes that the client may attempt to renegotiate the contract or seek concessions in some manner. In 1998 the Company added $100,000 to this reserve.

     The Foreign Currency translation gains of $63,880 in the year ended December 31, 1997 are $36,116 more than the gain of $27,764 in the twelve months ended December 31, 1998. This gain in both years is due to the fact that the U.S. Dollar has strengthened considerable in relation to the German Mark. The Company's non U.S. lender debt is repayable in German Marks. This strengthening means that fewer Marks would be needed to repay the debt than were needed at the previous year end. The debt was repaid during early 1998 thereby reducing effect of the gain to only the period prior to repayment.
Comparison of the year ended December 31, 1997, and the year ended December 31,1996.

    Revenue for the year ended December 31, 1997 was $3,424,809. This is a $517,130 increase over the revenues of $2,907,679 generated in the year ended December 31, 1996. The increase in 1997 is from an increase in equipment sales of $51,137 and an increase of $465,000 in License Sales.

    Cost of Sales consists of wholesale costs to the Company of granulating systems and support equipment plus freight and insurance, which are billed to the client. Cost of Sales for the year ended December 31, 1997 was $2,261,677, a $366,209 increase over the $1,895,468 for the year ended December 31, 1996. Cost of Sales as a percentage of equipment sales was 77% in 1997 compared to 66% in 1996. This increase resulted from concessions to the buyer in relation to the granting of the territorial license for Mexico. The Company believes that the decline in gross margin experienced in 1997 is not indicative of a trend or ongoing factors and that margins should return to 1996 levels in the upcoming year.

    Commission expense for the year ended December 31, 1997 of $37,008 is less than the 1996 expense of $195,077 by $158,069. This is due to the Mexico contract having been negotiated by Company personal with out the use of outside sales personal or agents.

    Depreciation expense increased in 1997 to $47,737 from 22,926 due to the purchase in 1996 of the SMS tile press and the inclusion of a full year of depreciation in 1997.

    The Company amortizes the license agreement with Rothbury Engineering over the anticipated 10 year economic life of the technology. The year ended December 31, 1997 includes a full years amortization while the year ended December 31, 1996 includes the amortization from the date of acquisition, resulting in an increase in amortization expense of $14,587.

    Travel expenses decreases in the twelve months ended December 31, 1997 by $11,530 compared to 1996 ( $56,056 vs $ 67,586 ), due primarily to the closer proximity of the 1997 project.

    Professional Fees increased to $78,596 in the year ended December 31, 1997, compared to $67,586 in the year ended December 31, 1996, do to legal work involved with the reverse split of the Company's stock and the agreements to exchange the shares held by the minority holders of shares in the Company's subsidiary (Eurectec, Inc) for Quantum shares.

    Office Expenses and Administrative Expenses increase by $15,162 and $8,094, respectively from the year ended December 31, 1996. This is due to the addition of support personal, and the repair, maintenance and cleaning of the company's offices, some of which were included in the rent at the prior facility. Rent and Utilities expense declined in the year ended December 31, 1997 by $17,469 as general office support is not provided in the current facilities.

    Consulting Fees declined to $232,571 in the twelve months ended December 31, 1997 compared to $265,375 for the year ended December 31, 1996. The Company employed outside consultants for marketing and accounting in 1996 and 1997. Additional consulting expense was incurred in 1996 for the start up of the technical ans sales efforts associated with the SMS press equipment, without a corresponding expense in 1997.

    Interest Expense increased in 1997 compared to 1996 due to accruing a full years interest on the Machinery and Technology Notes Payable obligations incurred in 1996.

    In 1997 the Company wrote off the balance of the Receivable from Atlantic Rubber. The Company does not believe that Atlanta Rubber will proceed with its planned project. The Company reserved $175, 000 (50%) of the Mexico License Fee Receivable under the theory of conservativism. Although the signed agreement calls for the payment of $350,000, Management believes that the client may attempt to renegotiate the contract or seek concessions in some manner. In 1996 the Company wrote off a note receivable from a client for $338, 181 and a loan to it's German subsidiary of $38,750.

    Foreign Currency translation gains of $63,880 in the year ended December 31, 1997 compared to a gain of $6,344 in the twelve months ended December 31, 1996.

_________________________________________________________________________

                       ITEM 7.  FINANCIAL STATEMENTS

_________________________________________________________________________

     The following financial statements of the Company are filed as a part
of   this report:

          Report of Darrell Schvaneveldt, Certified Public Accountant; Balance Sheets as of December 31, 1998 and December 31, 1997; Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996;
          Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996;
          Notes to Financial Statements.

     There are no financial statement schedules included as part of this report. The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

_________________________________________________________________________

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE
_________________________________________________________________________

     The Company has had no disagreements with its accountants as to any matter regarding accounting or financial disclosure.
_________________________________________________________________________

                                  PART III

_________________________________________________________________________

           ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                    AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT
_________________________________________________________________________

     The following table sets forth as of December 31, 1998 the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

  Name                    Age   Position        Director or Officer Since
_________________________________________________________________________
  Ehrenfried Liebich      56    President       March 1989
                                Director        March 1989

  Keith J. Fryer          49    Vice President  March 1995
                                Director        March 1995
                                Secretary       July 1997

  John F. Pope            56    Vice President  January 1991
                                Treasurer       January 1991
                                Director        March 1989
  Markus J. Lenger        34    Vice President  October 1995
_________________________________________________________________________


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

_________________________________________________________________________

                      ITEM 10.  EXECUTIVE COMPENSATION
_________________________________________________________________________

     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 1998 the end of the Registrant's last completed fiscal year).

_____________________________________________________________________________________
                              Summary Compensation Table
                              --------------------------

                                                                     Long Term Compensation
                                                                     -------------------------
                                                      Awards                 Payouts
                                                     --------                --------
                                               Other   Rest-
Name &                               Annual Compensation      Annual ricted                All
Principal                            ---------------------   Compen-  Stock   Options     Other
Position               Year   Salary  Bonus   sation  Awards   /SARs#   LTIP Payouts
-------------------    -----   ------ ------  -------  ------ ------- ------ --------
Ehrenfried Liebich     1998   72,806    -0-      -0-     -0-     -0-    -0-      -0-
President/Director     1997      -0-    -0-      -0-     -0-     -0-    -0-      -0-
                       1996      -0-    -0-      -0-     -0-     -0-    -0-      -0-

Keith Fryer(1)         1998  105,000    -0-      -0-     -0-     -0-    -0-      -0-
Vice President/        1997   68,559    -0-      -0-  20,000 333,334    -0-   36,008
Director/Secretary     1996   65,321    -0-      -0-     -0-     -0-    -0-   65,415

John F. Pope (2)       1998   30,000    -0-      -0-     -0-     -0-    -0-      -0-
Vice President/        1997   28,850    -0-      -0-     -0-     -0-    -0-      -0-
Treasurer/Director     1996   45,500    -0-      -0-     -0-     -0-    -0-      -0-

Markus J. Lenger (3)   1998   25,084    -0-      -0-     -0-     -0-    -0-      -0-
Vice President         1997    9,859    -0-      -0-     -0-     -0-    -0-      -0-
                       1996   23,944    -0-      -0-     -0-     -0-    -0-      -0-
_____________________________________________________________________________________

     (1) Keith Fryer provided consulting services to the Company through Keith Fryer Associates California, Inc., his private consulting business. The salary figures represent amounts paid by the Company to Keith Fryer Associates California, Inc. Included in the salary figure is $20,000 paid for office staff salaries. These services were provided on terms at least as favorable as could have been negotiated with an independent third party. The "other compensation" paid to Keith Fryer was in the form of commissions for license and equipment sales. The options were granted to Mr. Fryer pursuant to the Company's 1997 Stock Option Plan.

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

Stock Option and Stock Appreciation Rights Plans

     Effective June 27, 1997, the Company implemented the Quantum Group, Inc., 1997 Stock Option Plan and allocated 1,000,000 shares of common stock of the Company to be available for grant under the plan. In October 1997, the Company granted an option, pursuant to the 1997 Stock Option Plan, to Keith Fryer, an officer and director of the Company for 333,334 shares, exercisable at $0.0625 per share. The options are exercisable at a rate of 66,666 shares per year for a period of five years commencing immediately upon the date of grant. To date, 66,666 options have been exercised.

Option / SAR Grants in Last Fiscal Year

     Individual Grants

Name                   Number of     % of Total    Exercise   Expiration     Grant
                      Securities    Options/SARs    or Base         Date      Date
                    Options/SARs     Granted to       Price                Present
                         Granted      Employees    ($/share)              Value ($)
                                    Fiscal Year
_____________________________________________________________________________________

Keith Fryer              333,334           100%      $.0625         2002   $20,000
_____________________________________________________________________________________


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

_________________________________________________________________________

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT
_________________________________________________________________________

     The following table sets forth as of December 31, 1998 the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 8,400,075 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                                    Amount and
                                     Name of         Nature of
Title of Class              Beneficial Owner  Beneficial Owner  Percentag of Class
---------------------  ---------------------- ----------------- -------------------
Common                    Ehrenfried Liebich         2,887,593              34.37%
                           14771 Myford Road
                                  Building B
                    Tustin, California 90744

Common                     Keith J. Fryer (1)          351,666               4.18%
                           14771 Myford Road
                                  Building B
                    Tustin, California 90744

Common                      John F. Pope (2)            33,668              0.400%
                           14771 Myford Road
                                  Building B
                    Tustin, California 90744


Common                  Dr. Markus J. Lenger                 0                  0%
                           14771 Myford Road
                                  Building B
                    Tustin, California 90744

_____________________________________________________________________________________


Common    All Officers, Directors as a Group:
                                  (4 persons)         3,272,927              38.96%
______________________________________________________________________________________



(1) These shares are owned by Keith Fryer Associates California, Inc. Mr. Fryer is the owner operator of that business and is deemed to be the beneficial owner of these shares because he holds the sole voting and investment power regarding such shares.

(2) All of Mr. Popes shares are held of record by John F. Pope, Inc., which he may be deemed to be a beneficial owner of the shares because he has shared investment power of the shares.

_________________________________________________________________________

                    ITEM 12.  CERTAIN RELATIONSHIPS AND
                            RELATED TRANSACTIONS
_________________________________________________________________________

     In August 1998, the Company loaned $30,000 to John Pope, a director and officer of the Company. The note was at an interest rate of 9% per annum and was due and payable on December 28, 1998 unless extended by the Company. The promissory note has been extended by the Company and is now due December 31, 1999. John Pope is also the owner of John F. Pope, Inc., a consultant to the Company. Compensation paid to John F. Pope, Inc. is identified under the compensation table.

     Keith Fryer, an officer and director of the Company, is the owner of Keith Fryer Associates California, Inc., ("KFA") a consultant to the Company. Compensation paid to KFA is identified under the compensation table.

     There were no other related party transactions during 1998.

_________________________________________________________________________

                                  PART IV
_________________________________________________________________________

                 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
_________________________________________________________________________

(a)  Reports on Form 8-K.

     None.

(b)  Exhibits.  The following exhibits are included as part of this report:

Exhibit
Reference      SEC Exhibit
Number         Number         Title of Document             Location
---------      -----------    ----------------------------  ---------------
3.01           3              Articles of Amendment to the  Incorporated
                              Articles of Incorporation     by reference*

3.02           3              Articles of Incorporation     Incorporated
                                                            by reference*

3.03           3              Bylaws                        Incorporated
                                                            by reference*

10.01          10             Poseidon Products GmbH.       Incorporated
                              Agreement                     by reference**

10.02          10             Atzendorf Agreement           Attached

10.03          10             Chemnitz Agreement            Attached

23.01          23             Consent of Accountant         Attached

27.01          27             Financial Data Schedule       Attached



*Incorporated by reference from the Registrant's registration statement on form 10-SB, as amended, filed with the Commission, SEC file no. 0-23812.

**Incorporated by reference from the Registrant's Form 10-KSB for the year ended December 31, 1997, filed with the commission, SEC file no. 0-23812

_________________________________________________________________________

                                 SIGNATURES
_________________________________________________________________________

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:  March 30, 1998                       The Quantum Group, Inc.
                                             a Nevada corporation


                                             By: /s/ Ehrenfried Liebich
                                             -----------------------------
                                             Ehrenfried Liebich, President


DATE                     NAME AND TITLE      SIGNATURE
----                     --------------      ---------
March 30, 1998           Ehrenfried Liebich  By: /s/ Ehrenfried Liebich
                         President/Director  -----------------------------
                                             Ehrenfried Liebich, President

March 30, 1998           Keith J. Fryer      By: /s/ Keith J. Fryer
                                             ----------------------
                         Vice President/
                         Director/Secretary  Keith J. Fryer

March 30, 1998           John F. Pope        By: /s/ John F. Pope
                         Vice President,     --------------------
                         Treasurer/Director  John F. Pope

_________________________________________________________________________

                                 SIGNATURES

_________________________________________________________________________

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated: March 30, 1998                        The Quantum Group, Inc.
                                             a Nevada corporation


                                             By:
                                             -----------------------------
                                             Ehrenfried Liebich, President


DATE                     NAME AND TITLE      SIGNATURE

March 30, 1998           Ehrenfried Liebich  By:
                         President/Director  -----------------------------
                                             Ehrenfried Liebich, President

March 30, 1998           Keith J. Fryer      By:
                         Vice President/     -----------------------------
                         Director/Secretary  Keith J. Fryer

March 30, 1998           John F. Pope        By:
                         Vice President/     -----------------------------
                         Treasurer/Director  John F. Pope

Exhibit Index

            SEC Exhibit
Exhibit     Reference
Number      Number       Title of Document
                                                       Location

10.02       10           Atzendorf Agreement           E-

10.03       10           Chemnitz Agreement            E-

23.01       23           Consent of Accountant         E-

27.01       27           Financial Data Schedule       E-

                          THE QUANTUM GROUP, INC.
                              AND SUBSIDIARIES


                            FINANCIAL STATEMENTS

                             DECEMBER 31, 1998
                                     &
                             DECEMBER 31, 1997

/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                        275 East South Temple, #300
                         Salt Lake City, Utah 84111
                            (801) 521-2392 Phone

Darrell T. Schvaneveldt, C.P.A.


                        Independent Auditors Report
                        ---------------------------

Board of Directors
The Quantum Group, Inc., and Subsidiaries

I have audited the accompanying balance sheets of The Quantum Group, Inc., and Subsidiaries, as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of The Quantum Group, Inc., and Subsidiaries, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.



/S/ Schvaneveldt & Company
Salt Lake City, Utah
March 17, 1999

                  The Quantum Group Inc., and Subsidiaries
                               Balance Sheets
                        December 31, 1998 and 1997

                                                           December       December
                                                           31, 1998       31, 1997
                                                        ------------   ------------
      Assets
Current Assets
--------------
  Cash                                                  $ 1,781,944    $   142,690
  Accounts Receivable                                     3,065,040        710,979
  Inventory                                                  19,425         29,760
  Deposit                                                   303,021        421,451
  Note & Interest Received - Officer                         30,932            -0-
  Prepaid Expenses                                              440            -0-
                                                        ------------   ------------
      Total Current Assets                                5,200,802      1,304,880

Property & Equipment
--------------------
  Furniture & Fixtures                                          -0-          3,054
  Equipment                                                  29,963        154,778
  Vehicles                                                   41,382            -0-
  Land                                                      179,309            -0-
                                                        ------------   ------------
      Total Property & Equipment                            250,654        157,832

Other Assets
------------
  Securities                                                    -0-         73,125
  Cash Pledged                                                5,329          5,225
  License Rights                                            507,367        414,622
  Deposit                                                 1,807,789          3,281
  Prototype Impact 500                                       63,203            -0-
                                                        ------------   ------------
      Other Assets                                        2,383,688        496,253
                                                        ------------   ------------

      Total Assets                                      $ 7,835,144    $ 1,958,965
                                                        ============   ============


 The accompanying notes are an integral part of these financial statements

                  The Quantum Group Inc., and Subsidiaries
                         Balance Sheets -Continued-
                         December 31, 1998 and 1997

                                                           December       December
                                                           31, 1998       31, 1997
                                                        ------------   ------------
      Liabilities & Stockholders' Equity
Current Liabilities
-------------------
  Accrued Expenses                                      $   450,084    $   552,399
  Accounts Payable                                          725,201        140,016
  Due Officers                                                  -0-          7,919
  Customer Deposits                                       2,192,962          2,500
  Franchise Taxes Payable                                   103,548        103,548
  Current Maturities                                            -0-        721,318
                                                        ------------   ------------
      Total Current Liabilities                           3,471,795      1,527,700

Long Term Liabilities
---------------------
  Capital Lease                                              25,503            -0-
  Note Payable - Machinery                                      -0-        145,631
  Note Payable - Technology                                     -0-        347,547
  Note Payable                                                  -0-        228,140
  Less Current Maturities                                       -0-    (   721,318)
                                                        ------------   ------------

      Total Long Term Liabilities                            25,503            -0-

Minority Interest in Subsidiary                               9,463        109,256

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares Authorized;
   Par Value of $0.001 Per Share,
  8,400,075 & 4,853,409 Shares Issued
   Retroactively Restated Respectively                        8,400          4,853
  Paid In Capital                                         6,018,287      1,932,968
  Accumulated Deficit                                   ( 1,698,304)   ( 1,615,812)
                                                        ------------   ------------
      Total Stockholders' Equity                          4,328,383        322,009
                                                        ------------   ------------
      TOTAL LIABILITIES &
      STOCKHOLDERS' EQUITY                              $ 7,835,144    $ 1,958,965
                                                        ============   ============


 The accompanying notes are an integral part of these financial statements

                  The Quantum Group Inc., and Subsidiaries
                          Statements of Operations
            For the Years Ended December 31, 1998, 1997 and 1996


                                            December       December       December
                                            31, 1998       31, 1997       31, 1996
                                         ------------   ------------   ------------
Revenues
--------
  Equipment Sales                        $ 2,882,007    $ 2,923,816    $ 2,872,679
  License Sales                                  -0-        500,000         35,000
  Other Income                                70,893            993            -0-
                                         ------------   ------------   ------------
      Total Revenues                       2,952,900      3,424,809      2,907,679

      Cost of Sales                        1,761,775      2,261,677      1,895,468
                                         ------------   ------------   ------------
      Gross Profit                         1,191,125      1,163,132      1,012,211

Expenses
--------
  Commission                                     -0-         37,008        195,077
  Depreciation                                47,691         47,737         22,926
  Amortization                                57,256         49,756         33,169
  Travel                                     155,442         56,056         67,586
  Professional Fees                           56,978         78,596         68,147
  Office                                      98,139         36,708         21,546
  Rent & Utilities                            63,259         65,634         83,103
  Administrative Expenses                    249,909         95,377         87,283
  Consultant Fees                            449,508        232,571        265,375
  Interest                                       804         95,656         88,161
  Accounts Receivable Written Off            100,000        195,000        376,931
  Foreign Currency Translation           (    27,764)   (    63,880)   (     6,344)
  Research & Development                      13,544            -0-            -0-
                                         ------------   ------------   ------------
      Total Expenses                       1,264,766        926,219      1,302,960
                                         ------------   ------------   ------------
      Net Income (Loss) From Operations  (    73,641)       236,913    (   290,749)


 The accompanying notes are an integral part of these financial statements

                  The Quantum Group Inc., and Subsidiaries
                    Statements of Operations -Continued-
           For the Years Ended December 31, 1998, 1997 and 1996

                                            December       December       December
                                            31, 1998       31, 1997       31, 1996
                                         ------------   ------------   ------------
Other Income (Expenses)
-----------------------
  Interest Income                        $    13,583    $       -0-    $       122
  Gain on Sale of Residence                      -0-            -0-         38,327
  Loss on Investment                     (    20,000)           -0-    (     6,250)
  Investment Evaluation Loss                     -0-    (     6,875)           -0-
                                         ------------   ------------   ------------
      Total Other Income (Expense)       (     6,417)   (     6,875)        32,199
                                         ------------   ------------   ------------
      Net Income (Loss) Before
      Extraordinary Items                (    80,058)       230,038    (   258,550)

Extraordinary Items
-------------------
  Income Capital Lease                           -0-            -0-         16,741
                                         ------------   ------------   ------------
      Net (Loss) After
      Extraordinary Items                (    80,058)       230,038    (   241,809)

  Taxes & Minority Interest
   Minority Interest                     (     2,492)        24,517         12,989
   Provisions for Taxes - Current             23,125        103,628            -0-
                                         ------------   ------------   ------------
      Total Taxes & Minority Interest         20,633        128,145         12,989
                                         ------------   ------------   ------------
      Net Income (Loss)                  ($  100,691)   $   101,893    ($  228,820)
                                         ============   ============   ============
      Net (Loss) Per Share Before
      Extraordinary Items                ($      .01)   $       .02    ($      .05)

      Net (Loss) Per Share After
      Extraordinary Items                (       .01)           .02    (       .04)

  Weighted Average Shares Outstanding      6,846,696      4,728,348      4,728,348


 The accompanying notes are an integral part of these financial statements

                 The Quantum Group, Inc., and Subsidiaries
                     Statements of Stockholders' Equity
                 From January 1, 1997 to December 31, 1998


                                              Common Stock                 Paid In         Accumulated
                                       Stock     Amount     Capital        Deficit
                              -----------------------------------------------------
Balance, January 1, 1997           3,153,409      3,153   1,684,668   (  1,717,705)

Shares Issued for Cash               100,000        100     149,900

Shares Issued to Officers
For Debt                           1,600,000      1,600      98,400

Profit for Year Ended
December 31, 1997                                                          101,893
                              -----------------------------------------------------
Balance, December 31, 1997         4,853,409      4,853   1,932,968   (  1,615,812)

Shares Issued Regulation S
for Cash at $1.50 Per Share        1,200,000      1,200   1,798,800

Shares Issued Regulation S
for Cash at $2.00 Per Share          300,000        300     599,700

Shares Issued Regulation S
for Cash at $2.25 Per Share        1,000,000      1,000   2,249,000

Cost of Shares Sold Pursuant
to Regulation S Offering                                 (  694,964)

Shares Issued or
Exercise of Options                  396,666        397      24,177

Shares Issued to Minority
Interest Shareholders to
Acquire 100% of Subsidiary
Stock                                650,000        650     108,606

Loss for Year Ended
December 31, 1998                                                     (    100,691)
                              -----------------------------------------------------
Balance, December 31, 1998         8,400,075  $   8,400  $6,018,287   ($ 1,716,503)
                              =====================================================


 The accompanying notes are an integral part of these financial statements

                 The Quantum Group, Inc., and Subsidiaries
                          Statements of Cash Flows
            For the Years Ended December 31, 1998, 1997 and 1996

                                                   1998          1997         1996
                                            ------------  ------------ ------------
Cash Flows from Operating Activities
------------------------------------
 Net Profit or (Loss)                        ($ 100,691)  $   101,892   ($ 228,820)
 Adjustments to Reconcile Net Profit
  or (Loss) to Net Cash:
   Write Off Accounts Receivable                100,000       195,000          -0-
   Write Off Investment                             -0-           -0-        6,250
   Write Off Loan Receivable                        -0-           -0-       38,750
   Write Off Long Term Receivable                   -0-           -0-      338,181
   Amortization & Depreciation                  104,947        84,745       56,095
   Non Cash Income                                  -0-           -0-   (   16,741)
   Minority Interest                             12,210        24,517   (   12,989)
 Changes in Operating Assets &
 Liabilities:
  (Increase) Decrease in Accounts
   Receivable                                (2,354,061)  (   681,457)  (   24,559)
  (Increase) Decrease in Inventory               10,335        38,991          -0-
  (Increase) Decrease in Deposit on
   Inventory                                    118,430           -0-      424,820
  (Increase) Decrease in Prototype
   Impact 500                                (   63,203)          -0-          -0-
  (Increase) Decrease in Notes
   Receivable - Officer                      (   30,932)          -0-          -0-
  (Increase) Decrease in Prepaid
   Insurance                                 (      440)          -0-          -0-
  (Increase) Decrease in Deposits            (1,804,508)          -0-   (    3,281)
  Increase (Decrease) in Accrued Expenses    (  102,315)      393,577   (   68,034)
  Increase (Decrease) in Accounts Payable       585,185   (    65,316)  (  271,047)
  Increase (Decrease) in Tax Payable
   - Current                                        -0-       103,548          -0-
  Increase (Decrease) in Customer Deposits    2,190,462         2,500   (  244,464)
  Increase (Decrease) in Taxes Payable
   Deferred                                         -0-            80          -0-
  (Increase) Decrease in Cash Pledged        (     104)   (       103)  (    5,122)
  Rounding                                          -0-           -0-   (        3)
                                            ------------  ------------ ------------
     Net Cash (Used) by Operating
     Activities                              (1,334,685)      197,974   (   10,964)


 The accompanying notes are an integral part of these financial statements

                 The Quantum Group, Inc., and Subsidiaries
                    Statements of Cash Flows -Continued-
            For the Years Ended December 31, 1998, 1997 and 1996


                                                   1998          1997         1996
                                            ------------  ------------ ------------
Cash Flows from Investing Activities
------------------------------------
 Purchase of Property - Lot                         -0-           -0-  (    45,000)
 Addition to Miami Residential Property             -0-           -0-  (     8,903)
 Purchase of Land                          (    179,309)          -0-          -0-
 Refund of Import Duty                              -0-           718          -0-
 Purchase of Equipment                     (     82,389) (     25,492) (   182,295)
 Purchase of License Rights                (    150,000)          -0-  (   497,547)
 Sale of Residential Property                       -0-           -0-      306,435
 Purchase of Furniture                           40,000           -0-  (    11,086)
 Purchase of Securities                          73,125  (     80,000)         -0-
 Sale of Press                                  216,635           -0-          -0-
                                            ------------  ------------ ------------
     Net Cash Provided (Used) by
     Investing Activities                  (     81,938) (    104,774) (   438,396)

Cash Flows from Financing Activities
------------------------------------
 Sale of Common Stock                         3,759,611       150,000          -0-
 Payment on Long Term Debt                 (    721,318) (     63,879) (   169,781)
 Increase (Decrease) in Notes Payable               -0-           -0-      505,552
 Increase (Decrease) in Amounts Due
  Officers                                 (      7,919) (     43,233)      92,451
 Contributed Capital                                -0-           -0-        1,600
 Increase Capital Lease                          27,655           -0-          -0-
 Payment Capital Lease                     (      2,152)          -0-          -0-
                                            ------------  ------------ ------------
  Net Cash Provided by
  Financing Activities                        3,055,877        42,888      429,822
                                            ------------  ------------ ------------
     Increase (Decrease) in Cash              1,639,254       136,088  (    19,538)

     Cash at Beginning of Period                142,690         6,602       26,140
                                            ------------  ------------ ------------
     Cash at End of Period                 $  1,781,944  $    142,690  $     6,602
                                            ============  ============ ============
Disclosures from Operating Activities:
 Interest                                  $        804  $     95,656  $    88,161
 Taxes                                              -0-       103,628        8,675

Significant Non Cash Transactions:
 1,600,000 Shares Common Stock Issued to
  Officer Debt Satisfaction                $        -0-  $    100,000  $       -0-
 650,000 Shares of Common Stock Issued to
  Acquire Minority Interest in Subsidiary       109,256           -0-          -0-


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

NOTE #2 - Significant Accounting Policies
-----------------------------------------

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E. The inventory is stated at the lower of cost or market. The inventory is a single recycling system that the Company intends to sell as a system. The Company is currently pursuing several prospects to sell the system.
F.   Consolidation Policies:    The accompanying consolidated financial
     statements include the accounts of the company and its majority - owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.
G.   Foreign Currency Translation / Remeasurement Policy:   Assets and
     liabilities that occur in foreign countries are recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line item in the equity section of the financial statements.
H.   Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
I. Issuance of Subsidiary's Stock: The Company has elected to accounts for shares issued by its subsidiary as an equity transactions.

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #2 - Significant Accounting Policies -Continued-
-----------------------------------------------------

J. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
K.   New Technical Pronouncements:
     In 1997, SFAS No. 129, "Disclosure of Information about Capital "Structure" was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1998.

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

NOTE #3 - Inventory and Deposits
--------------------------------

In 1997, the Company returned inventory purchased from an Italian manufacturer to the manufacturer for a credit of $421,451. During 1998, the credit was applied to purchase equipment sold to customers in Germany.

In 1998, the Company deposited $303,021 with the purchaser of three Revulc 300 Systems and press equipment for tiles to be produced in the last quarter of 1999.

NOTE #4 - Noncash Investing and Financing Activities
----------------------------------------------------

In 1998, the Company issued 650,000 shares of its common stock to acquire the minority interest of its subsidiary, Eurectec, Inc. The minority interest had a net book value of $109,256.

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #5 - Notes Payable
-----------------------

The Company has the following notes payable obligations.

                                                                 1998         1997
                                                          ------------ ------------

Notes Payable to a Non U.S. Entity, Stated in US Dollars:
No Collateral: Due December 31, 1997, Interest at 16.67%
Original Note $273,158 - Remeasurement for Foreign
Currency Translation at Exchange Rates on December 31     $       -0-   $  228,140

Note Payable on Press Master Machine, Interest at 16.67%,
Due December 31, 1997, Original Note $171,029
Remeasurement for Foreign Currency Translation
at Exchange Rates on December 31                                  -0-      145,631

Note Payable on Purchase of Rubber Product Technology
Due December 31, 1997, No Interest, Purchased and
Payable in U.S. Dollars                                           -0-      347,547
                                                          ------------  ------------
     Total Notes Payable                                  $       -0-   $  721,318
     Less Current Obligation                                      -0-      721,318
                                                          ------------  ------------
     Net Long Term                                        $       -0-   $      -0-
                                                          ============  ============

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

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #7 - Depreciation -Continued-
----------------------------------

Scheduled below are the assets, costs and accumulated depreciations at December 31, 1998 and December 31, 1997.

                                   December 31,                Depreciation                     Accumulated
                            1998      1997             Expenses                    Depreciation
Assets                      Cost      Cost      1998      1997      1998      1997
------------------------------------------------------------------------------------
Furniture & Fixtures   $  41,668   $37,986   $ 3,054   $ 7,597   $37,986   $34,932
Capital Lease Assets      27,655       -0-     1,375       -0-     1,375       -0-
Equipment                216,636   207,068    42,561    40,140    94,852    52,290
Vehicle                   42,084       -0-       701       -0-       701       -0-
Vehicle                    8,994     8,994       -0-       -0-     8,994     8,994
Equipment Sold         ( 216,636)      -0-       -0-       -0-   (94,852)      -0-
                       ------------------------------------------------------------
  Balance                120,401   254,048    47,691    47,737    49,056    96,216
                       ============================================================

NOTE #8 - Compensation Agreement
--------------------------------

The Company has no contracts with its officers and directors to pay any compensation, except for an oral agreement to reimbursement for out of pocket expenditures for activities on the Company's behalf.

The Company has no accrued vacation or other employee benefits that should be recognized as part of these statements.

NOTE #9 - License Agreement
---------------------------

Eurectec, Inc., (a subsidiary) holds a license granted by CISAP, SpA (an Italian Corporation), which grants exclusive rights and license to technology and plant operations for tire recycling and recovery facilities in North and Central America. The Company's subsidiary Eurectec, Inc., has the right to sub-license the technology.

CISAP, SpA underwent a bankruptcy and reorganization as of July 2, 1997.
As a result of the reorganization, CISAP Ecology, SRL, was established to continue the business of CISAP SpA, tire granulation equipment, specifically the CISAP 3000, 6000 and 9000 machines as supplied to Mexico and CISAP Projects was established to focus on the sale of tire re-treading equipment. Subsequently CISAP Ecology, SRL has undergone a name change to Tyre's Ecology, SRL. The Company is now dealing with Tyre's Ecology, SRL, in its attempts to resolve the Mexico and Saudi project issues. CISAP and it's successor are hereinafter referred to as CISAP.

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

NOTE #9 - License Agreement -Continued-
---------------------------------------

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

                                                              Consulting
                                                Commissions         Fees
                                                ------------  -----------
     1998
       Keith Fryer                              $       -0-   $  105,000
       John Pope                                        -0-       30,000
       Ehrenfried Liebich                               -0-       72,807
       Marcus J. Lenger                                 -0-       25,084
     1997
       Keith Fryer                              $    36,008   $   68,599
       John Pope                                        -0-       28,850
       Marcus J. Lenger                                 -0-        9,859
     1996
       Keith Fryer                              $    65,415   $   65,321
       John Pope                                        -0-       45,500
       Marcus J. Lenger                                 -0-       23,944

In August 1998, the Company loaned to an officer $30,000 at 9% per annum.
The due date of the note has been extended to December 28, 1999.

An Officer of the Company has loaned the Company $7,919 at December 31,
1997 to fund its operations. The loan is non interest bearing and is due on demand.




                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #11 - Net Operating Loss Carryforward for Income Tax Purposes
------------------------------------------------------------------

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:


                  Year of                             Expiration
                    Loss              Amount                Date
                 --------          ----------         -----------
                    1992           $ 440,338                2007
                    1993                 -0-                2008
                    1994             198,818                2009
                    1995             782,181                2010
                    1996             241,809                2011
                    1997                 -0-                2012
                    1998              80,058                2013

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

                                                        1998       1997       1996
                                                   ---------- ---------- ----------
Current Tax Asset Value of Net Operating
Loss Carryforwards at Current Prevailing
Federal Tax Rate                                   $ 525,092  $ 497,872  $ 576,085
Evaluation Allowance                               ( 525,092) ( 497,872) ( 576,085)
                                                   ---------- ---------- ----------
     Net Tax Asset                                 $     -0-  $     -0-  $     -0-
                                                   ========== ========== ==========
     Current Income Tax Expense                    $     -0-  $ 103,628  $     -0-
     Deferred Income Tax Benefit                         -0-        -0-         80


NOTE #12 - Minority Interest
----------------------------

The Company's subsidiary Eurectec, Inc., has issued 4,812,000 shares of its common stock to minority interest since its inception in 1992. All of these shares have been sold to non U.S. persons pursuant to regulations in Germany.

In 1998, the Company issued 650,000 shares of its common stock to the minority interest of Eurectec, Inc., to acquire the shares held by the German shareholders.

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

In 1998, the Company increased its reserve for bad debts against accounts receivable from the Mexico contract by $100,000.

NOTE #14 - Litigation Matters
-----------------------------
The Company has no litigation pending at December 31, 1998.

NOTE #15 - Export Sales
-----------------------
The Company's sales have occurred in foreign countries and the aggregate sales to unaffiliated customers in foreign countries exceeds 10% of the total revenues.

Country                                    1998 Sales    1997 Sales     1996 Sales
-------------                           -------------  -------------  -------------
Mexico                                   $   460,000    $ 3,202,891    $       -0-
Saudi Arabia                                     -0-            -0-      2,711,489
Germany                                    2,422,007            -0-        161,190
Phillippines                                     -0-         79,000            -0-
     Total                               $ 2,882,007    $ 3,281,891    $ 2,907,679
                                        =============  =============  =============

Sales by quarter of 1998, 1997 and 1996 are scheduled below.
                                                1998           1997           1996
                                        -------------  -------------  -------------
First Quarter                           $    460,000   $    186,561   $  1,001,071
Second Quarter                                   -0-        154,889            -0-
Third Quarter                                    -0-      2,336,232      1,662,149
Fourth Quarter                             2,422,007        747,127        244,459
                                        -------------  -------------  -------------
     Totals                             $  2,882,007   $  3,424,809   $  2,872,679
                                        =============  =============  =============

NOTE #16 - Subsequent Events
----------------------------

Proposed Joint Venture Projects
     On January 8, 1999, the Company transferred $1,531,369 from its operating account to the bank account of its joint venture project in Germany.

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #16 - Subsequent Events -Continued-
----------------------------------------

California Prison Manufacturing Project
     The Company is currently negotiating with the California State Prisons
     - Department of Corrections, Sacramento, California to investigate the feasibility of establishing a joint venture between the Company and the Department of Corrections Manufacturing Department to manufacture crumb rubber derived products utilizing inmate and prison facilities. The first phase of this project will incorporate Company designed press equipment and the second phase will incorporate both shredding and granulating processes as well as the REVULCON (R) technology. The Company anticipates producing a wide variety of products including heated mats using the Company's Rothbury technology. A result of this joint venture would be to provide the Company with a manufacturing platform for products and serve as a showcase for marketing efforts. Negotiations are expected to be concluded during the second quarter of 1999 following a series of meetings at a number of potential facilities.

Scotland.
     The Company has established a new subsidiary, Caladonian Envirotech Rubber Recycling Limited, a Scottish limited liability company, ("Caladonian"). Caladonian was established in anticipation of entering into a joint venture agreement with the local Scottish investors to build a tire recycling plant modeled after the Poseidon project. The Company is embarking on a market study to determine the feasibility of the project, which is expected to be complete the end of first quarter of 1999.

Ireland
     The Company has established a new subsidiary, Hibernian Envirotech Rubber Recycling Limited, an Irish Limited Liability Company, ("Hibernian"). Hibernian was established in anticipation of entering a joint venture agreement with local Irish investors to build a tire recycling plant modeled after the Poseidon project. The Company is embarking on a market study to determine the feasibility of the project, which is expected to be complete at the end of the first quarter of 1999.

Portugal
     The Company is continuing negotiations in Portugal to enter a joint venture agreement to build a tire recycling facility. The Company's President has been in Lisbon, Portugal meeting with a potential joint venture partner. It is anticipated the joint venture partner will undertake a feasibility study with assistance from the Company. France

     The Company is currently negotiating with interested parties so the Company can initiate a feasibility study for a joint venture to build a tire recycling facility in France. Also, the Company is actively promoting its after market products and user applications within France to develop key relationships.

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #16 - Subsequent Events -Continued-
----------------------------------------

Brazil
     The Company's Vice President, has met with potential joint venture partners in Brazil. As a result of negotiations, the Company has signed a memorandum of understanding to the potential joint venture partner whereby the Company will undertake a feasibility study to determine the feasibility of developing a tire recycling facility in Belo Horizonte, Brazil.

South Africa
     Through the Company's contacts in Scotland, the Company has been introduced to potential joint venture partners in South Africa and Zimbabwe. The Company's President met in South Africa and Zimbabwe in December 1998, with the potential joint venture partners to explore the possibility of developing a tire recycling plant.

     The Company continues negotiations with various potential clients in the United States, Europe, the Arabian Gulf, South America, Puerto Rico, Great Britain and Asia.

Current Contracts

Atzendorf, Germany
     The Company has a two phase order for press equipment including flocking equipment, granulators and grizzlies for the manufacture of continuous roll material and after market flooring products. The Company anticipates equipment delivery during the second half of 1999.


Chemnitz, Germany
     The Company has an order for a mini tire recycling plant including three Revulc 300 systems and press equipment. The Company anticipates equipment delivery during the second half of 1999.

Mexico Agreement
     The CISAP equipment sale to Mexico was entered in 1994. The client has experienced problems in the commissioning of the C9000 machines supplied by CISAP mainly relating to the high fiber content tires in Mexico and the high altitude of the project site near Mexico City.
     The Company has sent an engineering team to the site to correct the problems and anticipated the equipment to be fully operational by the end of April 1998. However, the engineering team uncovered additional problems with the CISAP equipment which have required re-engineering of the CISAP equipment on-site and re-engineering of the plant itself. CISAP has shipped additional equipment to the Mexico site and has sent engineers to Mexico to resolve the problems.

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #16 - Subsequent Events -Continued-
----------------------------------------
Saudi Agreement
     The agreement for the initial phase of CISAP equipment to be delivered to Saudi Arabia was entered in 1994 with additional equipment purchased by the clients from CISAP in 1995 and 1997. Initial equipment for Phase One of this project has been delivered and partially installed at the site in Dammam. The equipment has not been completely installed by CISAP and the Company has elected to send its own engineer to expedite installation and operation of the equipment.


NOTE #17 - Stockholders' Equity
-------------------------------

During the year ending December 31, 1997, the Company effected a one for three stock split of its outstanding common shares. The financial statements have been retroactively restated to reflect the stock split.

In December the Company sold 100,000 shares for $150,000 cash.

The Company issued 1,600,000 shares to its President in satisfaction of $100,000 of amounts due Officers.

The Company issued 650,000 shares of its common stock to acquire 100% of the shares held by the minority interest of Eurectec, Inc.

The Company completed the 1998 Regulation S offering by issuing 2,599,999 shares sold at prices from $1.50 per share to $2.25 per share.

NOTE #18 - Principles of Consolidation
--------------------------------------

The consolidated financial statements of The Quantum Group, Inc., and its subsidiaries include the amounts of all majority owned subsidiaries. Eurectec, Inc., is the only subsidiary with assets, liabilities and operations and is 100% owned at December 31, 1997.

In 1998, the Company began to focus its energies on the design and development rubber recycling systems and subsystems which encompass initial rubber tire recycling and after market crumb rubber products rather than rely solely upon equipment and technology sales. This aspect of the Company's business is being conducted through its subsidiary, Eurectec, Inc. Eurectec, Inc., provides feasibility studies, engineering, equipment, installation and training for its rubber recycling systems. The Company is marketing its systems individually and through joint venture arrangements.

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

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #18 - Principles of Consolidation -Continued-
--------------------------------------------------

The Company has two US domestic subsidiaries, Quantum Environmental Solution and Technology, Inc., and Quantum Modified Asphalt Xcetra, Inc. Both of these subsidiaries also have no assets or operations.

NOTE #19 - Stock Options and Stock Appreciation Rights Plans
------------------------------------------------------------

Effective June 27, 1997, the Company implemented The Quantum Group, Inc., 1997 Stock Option Plan and allocated 1,000,000 shares of common stock of the Company to be available for grant under the plan. In October, the Company granted an option, pursuant to the 1997 Stock Option Plan, to an officer and director of the Company for 333,334 shares, exercisable at $0.062 per share. The options are exercisable at a rate of 66,666 shares per year for a period of five years commencing immediately upon the date of the grant. In 1998, 66,666 shares were exercised under this option, at $0.0062 per share. Additionally 330,000 shares were granted and exercised by others pursuant to the 1997 stock option plan at $0.062 per share.

NOTE #20 - Prototype Impact 500
-------------------------------

Eurectec, working with outside engineering firms, has designed plans for a complete tire recycling, granulating and after-market production system, known as the Eurectec Granulating Systems, (EGS), which integrates individual pieces of tire recycling equipment made by other manufacturers. The EGS System reduces scrap automobile and truck tires to useful and valuable crumb rubber, reusable steel scrap and nylon fluff. The system as designed will follow common processing steps accepted in the industry.

In 1998, the Company internally developed a machine known as the "Impact 500", which is designed to take large mesh size crumb rubber produced by the EGS System and pulverize it into fine powder. The Company expended $13,544 to build a prototype machine and conduct sufficient tests to assure that technological feasibility had been attained. The Company built one Impact 500 machine at a cost of $63,203. This machine is portable and completely self contained so that it can be shipped to trade shows or for on site demonstration and quickly made operational.

NOTE #21 - License Right
------------------------

In April of 1996, Eurectec, entered into an agreement with Rothbury Engineering Limited, Great Britain to acquire the exclusive worldwide manufacturing and marketing rights to a technique for manufacturing rubber products such as floor coverings from crumb rubber without revulcanizing the rubber and a process for giving a mixture of scrap granulates, resins and other additives heat conductive characteristics for use in products such as heatable floor coverings and underlayments.

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #21 - License Right -Continued-
------------------------------------

The Company entered into an exclusive worldwide license agreement with Faru GmbH, Dresden, Germany ("Faru"). Faru is the patent holder of the REVULCON
(R) technology. For each REVULCON (R) plant sold by the Company, Faru will receive a royalty payment of $10,000 for up to fifteen (15) plants and $20,000 royalty payment for each plant sold following the initial fifteen. The Company anticipates the sale of up to three REVULCON (R) systems, under the brand name Revulc 300, during 1999 for projects in Germany. The manufacture of the REVULCON (R) plants will be subcontracted out to third party manufacturers.

The REVULCON (R) technology enables the production of high density, smooth finish rubber moldings and extrusions, including new tires, from recycled crumb rubber. This is done by a process of devulcanizing the rubber, returning it to a state where it can be utilized in new products and be revulcanized. The reactivated rubber waste can be processed without further additives to rubber products like mats, plates, solid rubber tires, components for fall protection, elements for sound and vibration deadening, blocking and insulating layers against heat and moisture, etc., in mixtures with fresh rubber or plastics, profiles and other goods can be made by extrusion or injection moldings.

                                License   Amortization    Accumulated
Licensor                           Cost   Expense 1998   Amortization
----------------------------------------------------------------------
Rothbury                      $ 497,547    $    49,756   $    132,677
Faru GmbH                       150,000          7,500          7,500
                            ------------------------------------------
  Total                       $ 647,547    $    57,256   $    140,177
                            ==========================================

NOTE #22 - Joint Venture
------------------------

SteG Germany - Poseidon Products GmbH.

    The Company has finalized a joint venture agreement with a German Government sponsored company, Strukturentwicklungsgesellschaft Ueckermunde GmbH, located near Berlin. The Company has an 80% interest in the joint venture and a buy-back agreement to purchase the remaining 20%. As a result of the joint venture agreement, Poseidon Products GmbH, was established and will construct and operate a tire recycling facility in the state of Mecklenburg-Vorpommern to produce crumb rubber and to manufacture a wide range of value added products. The plant is designed to be a tire recycling facility whereby tires will be shredded and granulated producing the commodity crumb rubber.
Some of the crumb rubber is subsequently partially devulcanized utilizing the Company's exclusive REVULCON (R) process to enable material to be used in a variety of products and processes including incorporation into new tire manufacture. The balance of the crumb rubber will be used for in-house manufacturing. The plant will employ a number of presses to manufacture additional value added after market products such as flooring, soaker hoses for irrigation applications, interlocking tiles and heated tiles as well as other products.
                                         F-21

                      The Quantum Group, Inc., and Subsidiaries
                      Notes to Financial Statements -Continued-

NOTE #22 - Joint Venture -Continued-
------------------------------------

     The Poseidon joint venture funding is expected to be completed by the end of the first quarter, 1999. Funding consists of 50% of the total project costs (approximately $13,800,000) from a grant from the European Union Structure
Fund for European regional development and 40% bank financing and 10% equity raised through a private offering in Germany, partly funded from proceeds of a Regulation S offering. The equity funding is currently 90% complete. Eurectec Industries, Inc., is under contract to supply the technology transfer and equipment package for the Poseidon project valued at $7,370,000, with anticipated equipment delivery commencing the second quarter of 1999. Engineering for the project is being coordinated by FDC Engineering of Switzerland.

     Ground breaking for the Poseidon joint venture occurred September 17, 1998 in Penkun, Germany and the construction program is scheduled for the first half of 1999. Pending completion of all building construction and environmental compliance permitting funding and maintaining the current construction schedule, the Company anticipates the Poseidon facility to be complete and operational during the fourth quarter, 1999. Poseidon has opened offices in Penkun and has commenced a German wide marketing study and plan to introduce and sell its manufactured products.

     The Company has consolidated the joint venture into its financial statements and reflects a minority interest position of the initial investment made by outsiders of $12,210 less 20% of the joint venture loss of $2,747 for a net minority position of $9,463.

NOTE #23 - Employees
--------------------

Currently the Company has no direct employees other than its officers and directors. The Company contracts with an employee service agency to provide staff and secretarial services. The Company relies heavily on the efforts of its President, Ehrenfried Liebich, it also relies upon the services of various consulting agencies including agencies owned and operated by Keith Fryer, a Company Vice President, Secretary and Director and John Pope, the Company Treasurer, a Vice President and Director. Through its employee service agency the Company has two administrative staff, three management staff, one sales person and one technical staff member. Two additional people will be hired during the second quarter of 1999 to fill the positions of financial controller and operations manager. The Company intends to restructure the employee status by terminating the service agency relationship and bring all its employees into the Company as direct hires.