Form 10QSB
period 1999-03-31
QUANTUM GROUP INC /NV/
filed 1999-05-17
CIK 921450

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
      March 31, 1999                                       0-23812

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

             Park Irvine Center, 14771 Myford Road, Building B
             -------------------------------------------------
                              Tustin, CA 92780
                             -----------------
                  (Address of principal executive offices)

                               (714) 508-1470
                              ---------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:          None
                                                                     ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                X  Yes        No
              ----      -----
State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 8,574,021 shares outstanding as of May 4, 1999,

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     See page F-1 to F-10 attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

     This Form 10- QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

General
-------
     The Quantum Group, Inc., (the "Company"), is in the business of investigating innovative products and technologies in the environmental and recycling industries which it further develops and designs for rubber recycling and after market products plants. Areas for growth in the Company are in the technology transfer areas, including the EGS tire recycling system, ECO press technology and equipment, marketing and technology transfer of asphalt paving technology, the devulcanization of crumb rubber for use in processes requiring vulcanization such as new tire production, and the production of fine mesh (to -60 mesh ASTM), crumb rubber from tire buffings and larger mesh crumb rubber.

     In 1998, the Company began to focus its energies on the design and development of rubber recycling systems and subsystems which encompass initial rubber tire recycling and after market crumb rubber products rather than rely solely upon third party equipment sales. The Company provides feasibility studies, engineering, equipment, installation and training for its clients with rubber recycling systems.

     The Company's goal is to design and market the most efficient and cost-effective rubber recycling systems, producing high-quality crumb rubber. In keeping with this goal, the Company designs environmentally friendly, efficient and profitable turnkey recycling plants that satisfy the requirements of developers, engineers and governments for a process to turn the huge, toxic and unsightly piles of scrap tires into attractive, high-quality consumer and industrial products. In alliance with FDC Engineering of Switzerland, which was founded in 1967 and specializes in the areas of contracting project design, engineering and project management within the environmental recycling industry, the Company is able to provide complete engineering designs for its recycling systems and subsystems.

     Joint venture arrangements are one vehicle the Company employs to market and showcase its turnkey recycling plants. It is anticipated that by participating as an equity partner in recycling joint ventures, the Company will develop cash flow through operations conducted by such recycling facilities. The Company also performs direct marketing of its equipment, technologies and products soon to be manufactured in the California Prison project situated near San Diego.

     In addition to recycling systems and subsystems, the Company is developing markets for its crumb rubber value added after market products. The Company intends to establish a manufacturing facility in California to produce sports mats for gyms and ball courts, door mats, anti-fatigue mats, cattle mats, heated pet mats and safety flooring products such as playground tiles for the U.S. and export markets.

     The Company is a majority joint venture partner in the Poseidon Products, Gmbh project in Penkun, near Berlin, Germany. It is anticipated that by participating as an equity partner in recycling joint ventures, the Company will develop cash flow through operations conducted by such recycling facilities. The Poseidon project, in addition to being the initial project to utilize the Company's EGS shredding and granulating system, will also be licensed to utilize proprietary technologies for after market products purchased or developed by the Company. The Company anticipates using the Poseidon project to showcase its full array of tire recycling technology and after market products made from crumb rubber and industrial rubber.

Joint Venture Projects
----------------------

     Poseidon Products GmbH. In a joint venture agreement with a German Government sponsored company, the Company established Poseidon Products GmbH which will construct and operate a tire recycling facility in Penkun, in the state of Mecklenburg-Vorpommern to produce crumb rubber and to manufacture a wide range of value added products. The plant is designed to be a tire recycling facility whereby tires will be shredded and granulated producing the commodity crumb rubber. Some of the crumb rubber will be devulcanized with the Company's Revulc 300 machine with the material used in a variety of products. The balance of the crumb rubber will be used for in-house manufacturing of value added products.

     The funding for the Poseidon joint venture is now expected to be completed before the end of the second quarter, 1999. The Company's management team has met with Deutsche Bank and German state government officials who have agreed to proceed with the project. However, due to the size and nature of the project, concluding the necessary funding, with grant and loan agreements has caused unavoidable delays in completing the funding package. Management believes all necessary agreements will be completed by the end of the second quarter of 1999.

     Ground breaking for the Poseidon project occurred September 17, 1998 in Penkun, Germany and Poseidon has opened offices in Penkun and commenced a German wide marketing study and plan to introduce and sell its manufactured products in Germany and Europe.

     The Company has established a Poseidon Website which may be viewed at www.poseidon-products.com. The Website which is in German and English, provides a platform for showcasing the Poseidon joint venture and promoting an awareness of the Company.

Proposed Joint Venture Projects
-------------------------------
     California Prison Manufacturing Project. The Company has met with the Warden of the Donovan Correctional Facility at Rock Mountain, San Diego, California and have reached an agreement in principle to establish Phase One of the proposed joint venture project. Phase One will consist of approximately 10,000 square feet of covered space provided by the Prison which will contain the Company's new Eco-Press 200 and a range of various mold sets to manufacture targeted products. The Company anticipates producing a wide variety of products including heated mats using the Company's Rothbury technology which will be marketed and sold by the Company in California and throughout the United States. Depending upon the success of this pilot project, the Company expects to expand this into a larger scale project subject to raising the necessary capital.

     Scotland. The Company has continued to meet with potential investors and governmental agencies in anticipation of forming a joint venture for a tire recycling plant modeled after the Poseidon project. The Company's subsidiary, Caladonian Envirotech Rubber Recycling Limited, a Scottish limited liability company, was established for the purpose of entering a joint venture agreement in Scotland.

     Ireland. The Company has continued to meet with potential investors and governmental agencies in anticipation of forming a joint venture for a tire recycling plant modeled after the Poseidon project. The Company's subsidiary, Hibernian Envirotech Rubber Recycling Limited, an Irish limited liability company, was established for the purpose of entering a joint venture agreement in Ireland.

     Portugal. The Company is continuing negotiations with investors in Portugal to enter a joint venture agreement to build a tire recycling facility. It is anticipated the proposed joint venture partner will undertake a feasibility study with assistance from the Company.

     Spain. The Company is continuing negotiations with investors in Spain to enter a joint venture agreement to build a tire recycling facility. It is anticipated the proposed joint venture partner will undertake a feasibility study with assistance from the Company.

     France. The Company is currently negotiating with interested parties so the Company can initiate a feasibility study for a joint venture to build a tire recycling facility in France. The Company is also actively promoting its after market products and user applications within France to develop key relationships.

     Brazil. The Company is currently conducting a feasibility study in Belo Horizonte, Brazil which is scheduled for completion at the end of May,
1999.     At such time the feasibility study is complete, the parties will then make a determination as to whether or not to proceed with a joint venture project.

     South Africa. The Company is continuing negotiations with potential investors to develop a joint venture for a tire recycling plant.

     The Company also continues negotiations with various potential clients in the United States, Europe, the Arabian Gulf, South America, Puerto Rico, Great Britain and Asia.

Current Contracts
-----------------
     Atzendorf, Germany. The Company has a two phase order for press equipment, flocking equipment and continuous roll manufacturing equipment for the manufacturing of after market flooring products. The Company will also supply a grizzly to supplement the existing granulating facility. The Company anticipates equipment delivery during the second half of 1999.

     Coswig, Germany. Originally scheduled for delivery in Chemnitz, Germany, the client has requested the mini recycling plant order be rescheduled for delivery in Coswig, Germany which is near Dresden. The Company will be delivering a total of three Revulc 300 systems along with press equipment. The first Revulc 300 machine is expected to be delivered by the end of the second quarter, 1999.

     Mexico Agreement.   The CISAP equipment sale to Mexico was entered in
1994. The client has experienced problems in the commissioning of the C9000 machines supplied by CISAP. The Company sent an engineering team to the site to correct the problems, however, the team uncovered additional problems. CISAP has also sent engineers to the site and the Company's engineering team is now working with the CISAP engineering team to evaluate and solve the problems. The Company anticipates a thorough analysis of the problems and a plan for corrective action by the end of May, 1999.

     In an effort to mitigate the problems encountered by the Mexico client, the Company continues to purchase crumb rubber from the client for sale in the United States.

     Saudi Agreement. The agreement for the initial phase of CISAP equipment to be delivered in Saudi Arabia was entered in 1994 with additional equipment purchased by the clients from CISAP in 1995 and 1997. The client experienced problems with the CISAP equipment as well as problems with equipment supplied by SMS. The Company has reached an agreement with the Saudi client to retrofit and SMS press equipment at a cost of approximately $30,000 to the Company. In return, the client has agreed to purchase two Eco-Press 200 machines from the Company after proof of prototype. This will enable the Company to recoup its SMS retrofit expense.

Current Orders

     The Company's strategy of focusing on tire recycling plants and after-market products has eliminated the reliance upon CISAP and other outside vendors for equipment and installation. As a result of the revised strategy, the Company has booked orders at the start of 1999 of approximately $13,588,490 split between three projects in Germany. The current orders break-out as follows:

          42%       ESG system
          32.5%     Eco-Press equipment
          23%       Revulcon equipment
          2%        Impact 500 equipment
          .5%       miscellaneous equipment, lab testing, license fees and
                    product sales

SuperCollider - Impact 500
--------------------------
     The Company has developed a compact SuperCollider which it is marketing under the name Impact 500. The Impact 500 is designed to take large mesh size crumb rubber produced by the Company's EGS System and buffings from tire retreading and pulverize it into fine powder. The finished product is then used in extrusion products, press products and products combining super-fine crumb and plastic. The Company currently has a letters of intent for three Impact 500 machines which are scheduled for delivery during the second half of 1999. Two Impact 500 machines are slated for delivery to Germany and one is scheduled for delivery to the Company's San Diego Prison Project.

    Initially, the Company will manufacture the Impact 500 machines in-house. The Company has leased a small facility of in Long Beach, California which will serve as the Company's manufacturing facility. The Company anticipates it will need to hire approximately five additional employees to work on the Impact 500 manufacture. The Company is exploring the viability of making patent applications for the Impact 500 machines.

REVULCON(R) - Revulc 300 Technology
-----------------------------------
     The Company has an exclusive worldwide license agreement with Faru GmbH., Dresden, Germany ("Faru") for the REVULCON(R) technology. This technology enables the production of high density, smooth finish rubber moldings and extrusions, including new tires by adding REVULCON (R) compound in the manufacture of new tires, from recycled crumb rubber. This is done by a process of devulcanizing the rubber, returning it to a state where it can be utilized in new products and be re-vulcanized. The reactivated rubber waste can be processed without further additives to rubber products like mats, plates, solid rubber tires, components for fall protection, elements for sound and vibration deadening, blocking and insulating layers against heat and moisture, etc., in mixtures with fresh rubber or plastic, profiles and other goods can be made by extrusion or injection molding.

     The Company has met with Ermafa in Chemnitz, Germany, the manufacturer of the Revulc 300 machines, and has reached an agreement whereby Ermafa will add equipment to the Revulc 300 prototype in order to provide in-feed and material off-take equipment (silos and bagging). This will provide the Company with a complete Revulc 300 system.

     The first Revulc 300 system will be installed at the Coswig project before the end of the second quarter of 1999. Two additional Revulc 300 machines are scheduled to be ordered upon proof of operation of the prototype machine at Coswig. The Company anticipates the order for the two additional Revulc 300 machines to be in place by the end of second quarter 1999 with delivery scheduled for end of year, 1999.

CISAP Agreement
---------------
     In 1993, Eurectec, Inc., the Company's subsidiary, acquired rights to license and market CISAP tire recycling equipment. The license agreement provides that CISAP will manufacture, ship and install the CISAP equipment sold by Eurectec, Inc. as well as provide training in equipment operation and maintenance to the purchaser of any CISAP equipment. The Company sold CISAP granulator systems in Canada, China, Saudi Arabia, and Mexico. The Saudi Arabia and Mexico clients have experienced problems with the CISAP equipment which the Company and CISAP are attempting to resolve.

     Because of the difficulties with the CISAP equipment, Eurectec, Inc. will look to other manufacturers as suppliers of compact granulating equipment systems.

SMS Agreement
-------------
     In May of 1996, Eurectec, Inc. entered an agreement with SMS
Sondermaschinen GmbH, a German corporation, ("SMS") which provided Eurectec, Inc. the right to sell and market SMS press equipment and
machinery.   Eurectec, Inc. sold SMS equipment to its client in Saudi
Arabia who has experienced problems with the SMS equipment. Eurectec, Inc. is attempting to resolve the difficulties and has other manufacturers in place for its press equipment needs.

New Products
------------
     The Company continues to research and develop new products such as animal mats, heated tile, fatigue mats, doormats, interlocking tiles, playground tiles, soaker hoses, continuous roll sheet material, plastic and crumb rubber mixes and industrial rubber scrap.

Public Relations
----------------
     The Company has re-engaged the services of The Blaine Group, Inc., based in Beverly Hills, California, to help with public and investor relations.

     Internet Capital Corporation is assisting the Company with its Internet presence by updating the Company's website and creating an e-commerce platform.

Exhibitions
-----------
     The Company will host an exhibition stand at the International Tire and Rubber Association ("ITRA") Expo to be held in Nashville, Tennessee from June 10 through 12, 1999. The Company will also attend a major recycling exposition in Munich, Germany via Poseidon in conjunction with FDC (the Company's engineering affiliate) scheduled for May, 1999.

Year 2000 Compliance
--------------------
     The Company is currently year 2000 complaint and does not anticipate any problems with its computing or support equipment. However, vendors, banks and other suppliers and parties upon whom the Company relies, may not be year 2000 compliant. The Company has no control over such parties and any impact upon the Company is uncertain. The Company is currently in the process of requesting Y2K compliance status from the parties with which it conducts business in order to evaluate any impact to the Company. The Company has not been notified that any of its vendors, banks or other suppliers or parties upon whom it relies are non-compliant with Y2K matters.

Web Site
--------
     The Company has updated its group Website and has created links to other allied Websites, which can be viewed at http://www.thequantumgroupinc.com. The Website allows the view to access an overview of the Company's activities, obtain market information for the Company's trading stock, view the Company's EDGAR filings and provides a link to the Eurectec, Inc. Website (http://eurectec.com". The Company is establishing two additional Websites which will be Qest-Quantum.com and Qmax-Quantum.com. Qest-Quantum.com will focus on the group's new systems and technologies and Qmax-Quantum.com will focus on the group's asphalt paving related business. The Company will offer e-commerce capabilities in the second half of 1999, allowing customers to purchase products directly from the Company. An additional Website can be viewed at www.tirerecycling.com, which will become a main portal for the Company. This Website, which should be operational during the second quarter of 1999, is multi-lingual in order to enhance global communication and awareness of the Company and its subsidiaries. It has links to The Quantum Group, Inc. site and allows the view to access an overview of the Company's activities, obtain market information for the Company's stock, view the Company's EDGAR filings, retrieve information on the Company's joint venture projects and link to the Company's subsidiaries websites.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had cash of $890,029 on hand.

     The Company does not currently have any outstanding debt and Management believes that proceeds from current equipment sales and license fees, pending sales and the current Regulation S offering proceeds will provide sufficient capital and liquidity to meet the Company's requirements for the next twelve months.

     The Company does not currently have any capital commitments for 1999. However, at such time the Company finalizes a joint venture agreement for the California Prison Project, it may have a capital commitment for approximately $1,500,000.

     The Company is emphasizing product and services sales via the Internet and trade show participation. Additionally, the Company is vigorously pursuing joint venture arrangements similar to that of the Poseidon Project. The Company anticipates it will experience continued growth during 1999 through these efforts pursuant to the Company's strategic plan.

RESULTS OF OPERATIONS

     Comparison of the three months ended March 31, 1998 and the three months ended March 31, 1999.

     During the first quarter of 1999, the Company's net cash used in operations was $891,915, compared to cash used in operations of $182,040 during the first quarter of 1998. The 1999 cash utilization is a result of an operating loss of $303,968 and the payment of $393,199 of deposits on inventory and $172,050 of increased investment in the Impact 500 prototype. The Company realized net proceeds of $937,863, after commissions, legal and accounting fees on its Regulation S offering concluded during the three months ended March 31, 1998. No such activity was conducted during the comparable quarter in 1999.

     The Company generated $70,699 of revenue. The majority of this income is from feasibility studies for future projects. $9,787 of the other income was from Interest Income.

     Travel expense in the three months ended March 31, 1999 of $84.070 exceeded the prior period expense of $34,811 by $48,259 because of the installation and sales activities of a number of foreign transactions and a general increase in the Company's marketing activities, as well as the German joint venture project. Administrative expense increased from $32,569 to $106,946 from the first quarter of 1998 to the first quarter of 1999. This increase is also due to the increases in advertising and public marketing activities during the 1999 period.

     Depreciation expense decreased from $12,253 in the first quarter of 1998 to $2,503 in the quarter ended March 31, 1999. This decrease is due to the sale of the press in the last quarter of 1998. Amortization expense increased from $12,439 in the quarter ended March 31,1998 to $16,189 in the quarter ended March 31, 1999 due to the addition of the Faru license during 1999.

     Professional fees increased to $33,671 in the quarter ended March 31, 1999 from $1,424 in the comparable 1998 quarter. This increase is primarily due to the legal expenses of the 1999 Regulation S offering and the issuance of the 1998 Form 10K-SB. Consultant fees decreased by $6,151 to $87,876 in the three months ended March 31, 1999 compared to the $94,027 incurred in the comparable three-month period in 1998. This decrease is due to timing differences in the utilization of consultants and is not indicative of a trend to reduce the utilization of consultants.

     Comparison of the three months ended March 31, 1998 and the three months ended March 31, 1997.

     During the first quarter of 1997, the Company's net cash used in operations was $182,040, compared to cash provided from operations of $2,712 during the first quarter of 1997. The 1998 cash utilization is a result of an operating loss of $135,681 and the payment of $167,738 of accrued expenses, primarily accrued interest on the Company's debt of $721,318, which was also paid off during the quarter. The Company realized net proceeds of $937,863, after commissions, legal and accounting fees on its Regulation S offering concluded during the three months ended March 31, 1997. No such activity was conducted during the comparable quarter in 1998.

     The Company invested $70,000 in a license for additional technology and $22,500 in the German joint venture during the quarter ended March 31, 1998. No comparable activity occurred in 1997.

     The Company generated $460,000 of revenue and $400,000 of costs as a result of contract additions on the Mexico project during the quarter ended march 31, 1998. $40,000 of additional revenue was also generated by the sale of a small parcel of land that the Company owned in conjunction with the previously owned residential property in Florida. This parcel was excluded from the original sale in order to eliminate the need to take an owner-financing plan of questionable collectability. Due to the uncertainty of revenue recognition, the parcel had been held without asset value, and as such the purchase price of $40,000 is all a gain on sale.

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

     Consultant fees increased by $36,111 to $94,027 in the three months ended March 31, 1998 compared to the $57,916 incurred in the comparable three month period in 1997. $30,093 of this increase is as a result of charging $38,012 of expenditures incurred by or on behalf of the Company president to the due officer account ($7,919) and recognizing the balance ($30,093) as a current period expense. In prior periods, the payments to or on behalf of the Company president had been accounted for as a reduction of the debt owned to the officer by the Company. During the three months ended Mach 31, 1998, the value of the Company's investment in Keystone Energy declined from 3 5/8 per share to 2 1/2 per share. The Company recognized the decline as a current quarter loss. No comparable transaction was applicable to the same quarter of the prior year.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

(a) Securities sold.


     1.  Regulation S offering

     Date                  Title        Price Per Share     Amount
     -------------------   -------      ---------------     ----------
     First Quarter 1998    Common       $1.50               1,000,000

     Date                  Title        Price Per Share     Amount
     -------------------   -------      ---------------     ----------
     Second Quarter 1998   Common       $1.50               300,000
                           Common       $2.00               300,000
                           Common       $2.25               117,777

     Date                  Title        Price Per Share     Amount
     -------------------   -------      ---------------     ----------
     Third Quarter 1998    Common       $2.25               225,000


     2.   Option Exercise

     In June, 1998, an option for 50,000 shares of common stock, issued pursuant to the Company's 1997 Stock Option Plan, was exercised at a price of $0.062 per share.

     In July, 1998, an option for 200,000 shares of common stock, issued pursuant to the Company's 1997 Stock Option Plan, was exercised at a price of $0.062 per share.

(b) Underwriters and other purchasers.

     1.   Regulation S Offering

     All securities were sold during 1998 to non U.S. persons. All shares of common stock were sold in Germany to Beteiligungs Fonds, GBR.

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

     1.   Regulation S Offering

     The securities were sold in 1998 pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy order was originated, the Company reasonably believed the Buyer was outside of the United States and was not a U.S. Person. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyer has not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyer purchased the securities for its own account and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     2.   Option Exercise

     The June option was exercised pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

     The July option was exercised pursuant to Regulation S.

(e) Terms of conversion or exercise.

     1.   Regulation S Offering

     Not applicable.

     2.   Option Exercise

     The June option was granted pursuant to the Company's 1997 Stock Option Plan. The exercise price per share was $.062 and the option, which is for a total of 50,000 shares, may be exercised over a period of two years from October 23, 1997, the date of the grant.

     The July option was granted pursuant to the Company's 1997 Stock Option Plan. The exercise price per share was $.062 and the option, which is for a total of 200,000 shares, may be exercised over a period of two years from October 23, 1997, the date of the grant.

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

     (B) Exhibits. The following exhibits are included as part of this report:


     Exhibit        SEC  Exhibit   Title of Document        Location
     Number         Ref. Number
     -------        ------------   ------------------       ---------
     27             27             Financial Data Schedule  Attached

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

          The Quantum Group, Inc.


May 16, 1999                       /S/ Ehrenfried Liebich
------------                       ----------------------
                                   Ehrenfried Liebich
                                   Chairman of the Board, President and
                                   Chief Executive Officer


May 16, 1999                       /S/ John F. Pope
------------                       ----------------
                                   John F. Pope
                                   Vice President, Finance
                                   Chief Accounting Officer

                      The Quantum Group, Inc., and Subsidiaries            (F-1)

                            Financial Statements

                         March 31, 1999 (Unaudited)

                    The Quantum Group, Inc., and Subsidiaries              (F-2)
                                 Balance Sheets
                             March 31, 1999 and 1998
                                   (UNAUDITED)

   ASSETS

                                              March 31,     March 31,  December 31,
                                                   1999          1998         1998
                                            ------------  ------------ ------------
Current Assets
--------------
Cash                                       $    890,029  $     76,776  $ 1,781,944
Accounts Receivable                           3,065,040       710,979    3,065,040
Inventory                                        33,025        29,760       19,425
Deposit                                         696,220       421,451      303,021
Note & Interest Receivable - Officer             46,607             0       30,932
Prepaid Expenses                                    440             0          440
                                            ------------  ------------ ------------
   Total Current Assets                       4,731,361     1,238,966    5,200,802

Property and Equipment
----------------------
Furniture and Fixtures                                0         1,154            0
Equipment                                        29,464       144,425       29,963
Vehicles                                         39,378             0       41,382
Land                                            179,309             0      179,309
                                            ------------  ------------ ------------
   Total Property and Equipment                 248,151       145,579      250,654

Other Assets
------------
Securities                                            0        50,000            0
Cash Pledged                                      5,329         5,225        5,329
License Rights                                  491,179       472,184      507,367
Deposit                                       1,807,789         3,281    1,807,789
Prototype Impact 500                            235,253             0       63,203
                                            ------------  ------------ ------------

   Total Other Assets                         2,539,550       530,690    2,383,688
                                            ------------  ------------ ------------
   TOTAL ASSETS                            $  7,519,062  $  1,915,235  $ 7,835,144
                                            ============  ============ ============


                           See Accompanying Notes

                 The Quantum Group, Inc., and Subsidiaries            (F-3)
                         Balance Sheets -Continued-
                          March 31, 1999 and 1998
                                (UNAUDITED)


   LIABILITIES AND STOCKHOLDERS' EQUITY

                                              March 31,    March 31,   December 31,
                                                   1999          1998         1998
                                            ------------  ------------ ------------
Current Liabilities
-------------------
Accrued Expenses                           $    447,095  $    384,661  $   450,084
Accounts Payable                                716,075       213,579      725,201
Customer Deposits                             2,192,962         2,500    2,192,962
Franchise Tax Payable                           103,548       103,548      103,548
                                            ------------  ------------ ------------
   Total Current Liabilities                  3,459,680       704,288    3,471,795

Long Term Liabilities
---------------------
Capital Lease                                    25,503             0       25,503
                                            ------------  ------------ ------------
   Total Long Term Liabilities                   25,503             0       25,503

Minority Interest in Subsidiary                   9,463             0        9,463

Stockholders' Equity
--------------------
Common Stock 50,000,000 Shares
 Authorized; Par Value of $0.001
 Per Share; 8,400,075,
 4,853,409 and 8,400,755 Shares
 Issued Retroactively Restated                    8,400         6,403        8,400
 Respectively                                 6,018,287     2,978,537    6,018,287
Currency Translation Differential                18,199             0       18,199
Accumulated Deficit                        (  2,020,471) (  1,751,493) ( 1,716,503)
                                            ------------  ------------ ------------
   Total Stockholders' Equity                 4,024,415     1,233,447    4,328,383
                                            ------------  ------------ ------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                    $  7,519,062  $  1,937,735  $ 7,835,144
                                            ============  ============ ============

/TABLE

                 The Quantum Group, Inc., and Subsidiaries            (F-4)
                          Statement of Operations
             For the Three Months Ended March 31, 1999 and 1998
                                (UNAUDITED)

                                                  Three         Three       Twelve
                                                 Months        Months       Months
                                                  Ended         Ended        Ended
                                                  March         March     December
                                               31, 1999      31, 1998     31, 1998
                                            ------------  ------------ ------------

Revenues
--------
Equipment Sales                            $          0  $    460,000  $ 2,882,007
License Sales                                         0             0            0
Other Income                                     70,699        40,008       70,893
                                            ------------  ------------ ------------
   Total Revenues                                70,699       500,008    2,952,900

   Cost of Sales                                      0       400,000    1,761,775
                                            ------------  ------------ ------------
   Gross Profit                                  70,699       100,008    1,191,125

Expenses
--------
Depreciation                                      2,503        12,253       47,691
Amortization                                     16,189        12,439       57,256
Travel                                           84,070        34,811      155,442
Professional Fees                                33,671         1,424       56,978
Office                                           29,519        10,924       98,139
Rent & Utilities                                 13,893        14,117       63,259
Administrative Expenses                         106,946        32,569      249,909
Consultant Fees                                  87,876        94,027      449,508
Interest                                              0             0          804
Accounts Receivable Written Off                       0             0      100,000
Foreign Currency Translation                          0             0  (    27,764)
Research and Development                              0             0       13,544
                                            ------------  ------------ ------------
 Total Expenses                                 374,667       212,564    1,264,766

 Net Income (Loss ) from Operations        (    303,968) (    112,556) (    73,641)


                           See Accompanying Notes

                 The Quantum Group, Inc., and Subsidiaries            (F-5)
                    Statement of Operations -Continued-
             For the Three Months Ended March 31, 1999 and 1998
                                (UNAUDITED)

                                                  Three         Three       Twelve
                                                 Months        Months       Months
                                                  Ended         Ended        Ended
                                                  March         March     December
                                               31, 1999      31, 1998    31,  1998
                                            ------------  ------------ ------------
Other Income (Expenses)
-----------------------
Interest Income                                       0             0       13,583
Gain on Sale of Residence                             0             0            0
Loss on Investment                                    0             0  (    20,000)
Investment Valuation Loss                             0  (     23,125)           0
                                            ------------  ------------ ------------
 Total Other Income (Expense)                         0  (     23,125) (     6,417)

Taxes and Minority Interest
---------------------------
Minority Interest                                     0             0  (     2,492)
Provisions for Taxes - Current                        0             0       23,125
                                            ------------  ------------ ------------
 Total Taxes and Minority Interest                    0             0       20,633

 Net Income (Loss)                         (    303,968) (    135,681) (   100,691)

 Net Income (Loss) Per Share               ($       .04) ($       .02) ($      .01)

Weighted Average Shares Outstanding           8,400,075     6,403,409    6,846,696

Diluted Net Profit Per Share                        N/A           N/A            0

/TABLE

                 The Quantum Group, Inc., and Subsidiaries            (F-6)
                     Statement of Shareholders' Equity
                   From January 1, 1997 to March 31, 1999
                                (UNAUDITED)


                                                Common Stock               Paid In         Accumulated
                                         Stock    Amount      Capital      Deficit
                                  -------------------------------------------------
Balance, January 1, 1997             3,153,409  $  3,153  $ 1,684,668  ($1,717,705)

Shares Issued for Cash                 100,000       100      149,900

Shares Issued to Officers
For Debt                             1,600,000     1,600       98,400

Profit for the Year Ended
December 31, 1997                                                          101,893
                                  -------------------------------------------------
Balance, December 31, 1997           4,853,409     4,853    1,932,968  ( 1,615,812)

Shares Issued Regulation S
for Cash                             2,500,000     2,500    3,952,536

Shares Issued on
Exercise of Options                    396,666       397       24,177

Shares Issued to Minority
Interest Shareholders to
Acquire 100% of
Subsidiary Stock                       650,000       650      108,606

Loss for the Year Ended
December 31, 1998                                                      (   100,691)
                                  -------------------------------------------------
Balance,
December 31, 1998                    8,400,075     8,400    6,018,287  ( 1,716,503)

Loss for the Three Months
Ended March 31, 1999                                                   (   303,968)
                                  -------------------------------------------------
Balance, March 31, 1999              8,400,075  $  8,400  $ 6,018,287  ($2,020,471)
                                  =================================================


                           See Accompanying Notes
                 The Quantum Group, Inc., and Subsidiaries            (F-7)
                          Statement of Cash Flows
             For the Three Months Ended March 31, 1999 and 1998
                                (UNAUDITED)

                                                    Three        Three      Twelve
                                                   Months       Months      Months
                                                    Ended        Ended       Ended
                                                    March        March    December
                                                 31, 1999     31, 1998    31, 1998
                                               -----------  ----------- -----------
Cash Flows from Operations
--------------------------
Net Profit (Loss)                              ($ 303,968)  ($ 135,681) ($ 100,691)
Adjustments to Reconcile Net Profit
 or (Loss) to Net Cash;
  Write Off Accounts Receivable                         0            0     100,000
  Amortization and Depreciation                    18,692       24,691     104,947
  Non Cash Expense                                      0       23,125           0
  Minority Interest                                     0            0      12,210
Changes in Operating Assets & Liabilities;
 (Increase) Decrease in Accounts Receivable             0            0  (2,354,061)
 (Increase) Decrease in Inventory              (   13,600)           0      10,335
 (Increase) Decrease in Deposit on Inventory   (  393,199)           0     118,430
 (Increase) Decrease in Prototype Impact 500   (  172,050)           0  (   63,203)
 (Increase) Decrease in Notes
  Receivable-Officer                           (   15,675)           0  (   30,932)
 (Increase) Decrease in Prepaid Insurance               0            0  (      440)
 (Increase) Decrease in Deposits                        0            0  (1,804,508)
 Increase (Decrease) in Accrued Expenses       (    2,989)  (  167,738) (  102,315)
 Increase (Decrease) in Accounts Payable       (    9,126)      73,563     585,185
 (Decrease) Increase in Customer Deposits               0            0   2,190,462
 Increase Decrease in Cash Pledged                      0            0  (      104)
                                               -----------  ----------- -----------
   Net Cash Provided (Used) by
   Operating Activities                        (  891,915)  (  182,040) (1,334,685)


                                See Accompanying Note

                      The Quantum Group, Inc., and Subsidiaries           (F-8)
                         Statement of Cash Flows -Continued-
                  For the Three Months Ended March 31, 1999 and 1998
                                     (UNAUDITED)

                                                    Three        Three      Twelve
                                                   Months       Months      Months
                                                    Ended        Ended       Ended
                                                    March        March    December
                                                 31, 1999     31, 1998    31, 1998
                                               -----------  ----------- -----------
Cash Flows from Investing Activities
------------------------------------
Purchase of Land                                        0            0  (  179,309)
Purchase of Equipment                                   0            0  (   82,389)
Purchase (Sale) of Securities                           0            0      73,125
Purchase of License Right                               0   (   70,000) (  150,000)
Purchase of Furniture                                   0   (   22,500)     40,000
Sale of Press                                           0            0     216,635
                                               -----------  ----------- -----------
   Net Cash Provided (Used) by
   Investing Activities                                 0   (   92,500) (   81,938)

Cash Flows from Financing Activities
------------------------------------
Sale of Common Stock                                    0      937,863   3,759,611
Payment of Long Term Debt                               0   (  721,318) (  721,318)
Increase (Decrease) in Amounts Due Officer              0   (    7,919) (    7,919)
Increase Capital Lease                                  0            0      27,655
Payment Capital Lease                                   0            0  (    2,152)
                                               -----------  ----------- -----------
   Net Cash Provided (Used) by
   Financing Activities                                 0      208,626   3,055,877
                                               -----------  ----------- -----------
   Increase (Decrease) in Cash                 (  891,915)  (   65,914)  1,639,254

   Cash at Beginning of Period                  1,781,944      142,690     142,690
                                               -----------  ----------- -----------
   Cash at End of Period                       $  890,029   $   76,776  $1,781,944
                                               ===========  =========== ===========
Disclosures from Operating Activities:
 Interest                                               0            0         804
 Taxes                                                  0            0           0

Significant Non Cash Transactions:
 650,000 Shares of Common Stock Issued to
  Acquire Minority Interest in Subsidiary               0              0   109,256


                           See Accompanying Notes

                 The Quantum Group, Inc., and Subsidiaries            (F-9)
                        Notes to Financial Statements

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

                 The Quantum Group, Inc., and Subsidiaries           (F-10)
                 Notes to Financial Statements -Continued-

NOTE #2 - Significant Accounting Policies -Continued-
-----------------------------------------------------
I. Use of Estimates; The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

J.   New Technical Pronouncements:   In 1997, SFAS No. 129, Disclosure of
     Information about Capital Structure was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1998.

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