Form 10QSB
period 1999-06-30
QUANTUM GROUP INC /NV/
filed 1999-08-16
CIK 921450

United States
                       	Securities and Exchange Commission
                             	Washington, DC 20549

                                 	FORM 10-QSB

                 	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended	                                  Commission File Number
---------------------                                  	----------------------
 June 30, 1999                                                      	0-23812

                             	THE QUANTUM GROUP, INC.
                              	----------------------
              	(Exact name of registrant as specified in its charter)

                                      	NEVADA
                                     	--------
         	(State or other jurisdiction of incorporation or organization)

                                    	95-4255962
                                   	------------
                        	(I.R.S. Employer Identification No.)

                  Park Irvine Center, 14771 Myford Road, Building B
                                  Tustin, CA 92780
                 -----------------------------------------------------
                       (Address of principal executive offices)

                                    (714) 508-1470
                                     -------------
                (Registrant's telephone number, including area code)

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

	   X    Yes          No
	-------	     --------
State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 8,688,641 shares outstanding as of August 6, 1999,

                      	PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

	See page F- 1 to F-10 attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
---------------------------------------------------------------------

	This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as (may, will, expect, believe, anticipate, estimate or continue) or comparable terminology are intended to identify forward-looking statements.
These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

General
-------

	The Quantum Group, Inc., (the Company), is in the business of investigating innovative products and technologies in the environmental and recycling industries which it further develops and designs for rubber recycling and after market products plants. Areas for growth in the Company are in the technology transfer areas, including the EGS tire recycling system, ECO press technology and equipment, marketing and technology transfer of asphalt paving technology, the Revulcon(R) devulcanization of crumb rubber for use in processes requiring vulcanization such as new tire production, and the production of fine mesh (to -60 mesh ASTM), crumb rubber from tire buffings and larger mesh crumb rubber.

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

	The Company's goal is to design and market the most efficient and cost-effective rubber recycling systems, producing high-quality crumb rubber. In keeping with this goal, the Company designs environmentally friendly, efficient and profitable turnkey recycling plants that satisfy the requirements of developers, engineers and governments for a process to turn the huge, toxic and unsightly piles of scrap tires into attractive, high-quality consumer and industrial products. In alliance with FDC Engineering of Switzerland, which was founded in 1967 and specializes in the area of contracting project design, engineering and project management within the environmental recycling industry, the Company is able to provide complete engineering designs for its recycling systems and subsystems.

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

	In addition to tire recycling systems and product manufacturing subsystems, the Company is developing markets for its crumb rubber value added after market products. The Company intends to establish a manufacturing facility in California to produce sports mats for gyms and ball courts, door mats, anti-fatigue mats, cattle mats, heated pet mats and safety flooring products such as playground tiles for the U.S. and export markets.

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

	QCAL (QCAL, Inc.) was established to enter a joint venture with the State of California, Department of Corrections for construction and operation of a mini-recycling facility at the Donovan Correctional
Facility located near San Diego. Currently under contract, the Company is providing equipment for the facility which is scheduled to begin the initial stage of operations in September, 1999. The QCAL project will recycle tires into crumb rubber and then produce value-added after market products.

Joint Venture Projects
----------------------

	Poseidon Products GmbH.
	-----------------------
	In a joint venture agreement with a German Government sponsored company, Steg, the Company established Poseidon Products GmbH which will construct and operate a tire recycling facility in Penkun, in the state of Mecklenburg-Vorpommern to produce crumb rubber and to manufacture a wide range of value added products. The plant is designed to be a tire recycling facility whereby tires will be shredded and granulated producing the commodity crumb rubber. Some of the crumb rubber will be devulcanized with the Company's Revulc 300 machine with the material used in a variety of products. The balance of the crumb rubber will be used for in-house manufacturing of value added products utilizing the Eco-Press systems and other technologies.

	The funding for the Poseidon joint venture is now expected to be completed during the third quarter, 1999. The Company's management team has met with Deutsche Bank and German state government officials who have agreed to proceed with the project. Deutsche Bank is negotiating with Deutsche Ausgleichsbank to participate in the funding program with a minority position. Due to the size and nature of the project, concluding the necessary funding, with grant and loan agreements has caused unavoidable delays in completing the funding package. Management believes all necessary agreements will finally be completed during the third quarter of 1999.

	Ground breaking for the Poseidon project occurred September 17, 1998 in Penkun, Germany and Poseidon has opened offices in Penkun and commenced a German wide marketing study and plan to introduce and sell its manufactured products in Germany and Europe. Upon completion of funding, the Company is poised to immediately begin on-site civil engineering and construction which will be coordinated by FDC engineering. The project is expected to take ten months to complete.

	The Company has established a Poseidon Website which may be viewed at www.poseidon-products.com. The Website which is soon to be in German and English, provides a platform for showcasing the Poseidon joint venture and promoting an awareness of the Company.

	California Prison Manufacturing Project.
	----------------------------------------

	The Company established QCAL, Inc., a California corporation as a wholly owned subsidiary for the purposes of entering a joint venture agreement with the State of California, Department of Corrections,
(CDC), Richard J. Donovan Correctional facility to manufacture and assemble products for sale utilizing and hiring the services of adult offenders. The Company is leasing a 10,000 square foot facility from CDC for this purpose. The operations at the QCAL facility will be the shredding and recycling of tires into crumb rubber and the further processing of the crumb rubber into value-added after market products for sale. QCAL will provide all materials, machinery and equipment necessary for the manufacture of goods. QCAL will also provide all necessary training and operational supervision. Manufactured products will be the property of QCAL who will retain the rights from all sales. CDC involvement is to establish a work program with training for inmates.

	The QCAL facility will be completed over two phases. Phase one, currently underway, consists of the installation of a compact granulator, ECO Press 200 flat press, mixer, flocking machine and a SuperCollider. The Company anticipates completing installation of Phase one by September, 1999 with initial operations commencing immediately thereafter. Phase two will include a continuous roll press to make sheeting material for industrial applications and a Revulc 300 machine. Phase two is anticipated to be completed by the end of the fourth quarter, 1999.

	Upon completion of Phase one, the facility will begin manufacturing door mats, sports surfaces, playground tiles, cattle/livestock mats and truck bed liners among other products. With completion of Phase two, the facility will produce industrial flooring underlay and other commercial and industrial applications with the employment of the Revulcon(R) technology.

	The Company has hired Tom Driscoll, Vice President of Operations, to head the QCAL joint venture project. Mr. Driscoll brings many years of engineering operations and production experience to the Company. He has extensive knowledge of full scale plant operations and is implementing quality control systems and just in time inventory operations into the QCAL facility. Mr. Driscoll will be responsible for establishing the operating and training systems for the QCAL facility and overall plant supervision.

	4


	Initially, the Company will hire and train approximately 10 inmates to work at the facility building up to 40 when all phases of the project are complete. The plant will operate one eight-hour shift a day, then move to two eight-hours shifts with the potential to operate at full capacity of three eight-hour shifts per day. The Company intends to cross-train the workforce, thus mitigating any critical skills necessary for plant operations. Depending upon the success of this pilot project, the Company expects to expand this into a larger scale project subject to raising the necessary capital. The Company will pay the inmates California minimum wage of $5.75 per hour, thus increasing the potential net revenue to the Company from products manufactured and sold at the facility.

	Throughout the start-up and operation of the QCAL facility, the Company will be designing operation standards, technical manuals and operating procedures which will be used for future recycling plants.

Proposed Joint Venture Projects
-------------------------------

	United Kingdom.
	---------------
	In May, management of the Company met with potential investors and government agency representatives regarding a joint venture project. The Company is considering entering an agreement to perform a feasibility study for two plants in the United Kingdom, one near Glasgow, Scotland and another near Liverpool, England. The feasibility study will provide information on the accessibility of Structural Fund Grants provided by the European Union for economic development in targeted areas similar to the arrangements for the Poseidon project

	Ireland.
	--------
	The Company has continued to meet with potential investors and governmental agencies in anticipation of forming a joint venture for a tire recycling plant modeled after the Poseidon project. The Company's subsidiary, Hibernian Envirotech Rubber Recycling Limited, an Irish limited liability company, was established for the purpose of entering a joint venture agreement in Ireland.

	Brazil.
	-------
	The Company is currently conducting a feasibility study in Belo Horizonte, Brazil which is now scheduled for completion at the end of
August, 1999.	The Company has experienced some delays in completing
the feasibility study due to the complexity of analyzing and reporting on the information received. At such time the feasibility study is complete, the parties will then make a determination as to whether or not to proceed with a joint venture project.

	South Africa.
	-------------
	A Company representative met with potential investors in July regarding a joint venture project involving a 12,000 ton tire recycling facility including after market product manufacturing capabilities. The Company has tentatively scheduled a meeting with the South African investors in late August to showcase the after market product manufacturing process at the QCAL facility.

The Company also continues negotiations with various potential clients in the United States, Europe, the Arabian Gulf, South America, Puerto Rico, Great Britain and Asia.

Current Contracts
-----------------

	Atzendorf, Germany.
	-------------------
	The Company has a two phase order for press equipment, flocking equipment and continuous roll manufacturing equipment for the manufacturing of after market flooring products. The Company will also supply a grizzly to supplement the existing granulating facility. Due to the client reposturing its corporate position, delivery of the equipment has been delayed and is now expected to occur in 2000.

	Coswig, Germany.
	----------------
	Originally scheduled for delivery in Chemnitz, Germany, the client has requested the mini recycling plant order be rescheduled for delivery in Coswig, Germany which is near Dresden. The Company will be delivering a total of three Revulc 300 systems along with press equipment. Due to the client reposturing its corporate position, delivery of the first Revulc 300 machine has been delayed and is now expected to occur in 2000.

	Mexico Agreement.
	-----------------
	The CISAP equipment sale to Mexico was entered in 1994. The client has experienced problems in the commissioning of the C9000 machines supplied by CISAP. The Company sent an engineering team to the site to correct the problems, however, the team uncovered additional problems. The Company continues to explore viable solutions for the problems encountered by the client with the CISAP equipment. To this end, the Company has had a field engineer at the Mexico facility to evaluate and troubleshoot problems. The Company anticipates a corrective action plan to be in place by the third quarter of 1999.

	In an effort to mitigate the problems encountered by the Mexico client, the Company continues to purchase crumb rubber from the client for sale in the United States.

	Saudi Agreement.
	----------------
	The agreement for the initial phase of CISAP equipment to be delivered in Saudi Arabia was entered in 1994 with additional equipment purchased by the clients from CISAP in 1995 and 1997. The client experienced problems with the CISAP equipment as well as problems with equipment supplied by SMS. The Company has completed remedial work on two of the faulty CISAP machines, which are now fully functional on two shifts per day to the client's satisfaction. A detailed proposal for retrofit of the third CISAP machine has been submitted to the client for approval. In addition, the Company has submitted a proposal for an ECO Press 3000 system to supplement the SMS press equipment as the client is now focusing its efforts on manufacturing value added products. The Company anticipates a response to the proposals by August, 1999.

Current Orders
--------------
	In conjunction with FDC engineering, the Company is negotiating an agreement in China to deliver flat press and continuous roll equipment for two projects. It is anticipated that negotiations will be finalized in August, 1999.

6

	The Company anticipates its orders for 1999 to increase due to anticipated orders from China, QCAL and Saudi. Further, the Company expects to generate a new revenue stream as a result of orders for value added products manufactured at the QCAL facility.

SuperCollider - Impact 500
--------------------------
	The Company has developed a compact SuperCollider which it is marketing under the name Impact 500. The Impact 500 is designed to take large mesh size crumb rubber produced by the Company's EGS System and buffings from tire retreading and pulverize it into fine powder. The finished product is then used in extrusion products, press products and products combining super-fine crumb and plastic. The Company currently has a letters of intent for four Impact 500 machines which are scheduled for delivery during the second half of 1999 and early 2000. Three Impact 500 machines are slated for delivery to Germany and one is scheduled for delivery to the QCAL facility.

	The testing of the Impact 500 has proven to meet or exceed initial specifications. Final development on the Impact 500 is scheduled for completion by September, 1999. The prototype will be moved to the QCAL project as a showcase venue.

	Initially, the Company will manufacture the Impact 500 machines in-house. The Company has leased a small facility in Long Beach, California which will serve as the Company's manufacturing facility. The Company anticipates it will need to hire approximately five additional employees to work on the Impact 500 manufacture. The Company is exploring the viability of making patent applications for the Impact 500 machines.

REVULCON(R) - Revulc 300 Technology
-----------------------------------
	The Company has an exclusive worldwide license agreement with Faru GmbH., Dresden, Germany (Faru) for the REVULCON(R) technology. This technology enables the production of high density, smooth finish rubber moldings and extrusions, including new tires by adding REVULCON(R) compound in the manufacture of new tires, from recycled crumb rubber. This is done by a process of devulcanizing the rubber, returning it to a state where it can be utilized in new products and be re-vulcanized. The reactivated rubber waste can be processed without further additives to rubber products like mats, plates, solid rubber tires, components for fall protection, elements for sound and vibration deadening, blocking and insulating layers against heat and moisture, etc., in mixtures with fresh rubber or plastic, profiles and other goods can be made by extrusion or injection molding.

	The Company has met with Ermafa in Chemnitz, Germany, the manufacturer of the Revulc 300 machines, and has reached an agreement whereby Ermafa will add equipment to the Revulc 300 prototype in order to provide in-feed and material off-take equipment (silos and bagging). This will provide the Company with a complete Revulc 300 system. The improvements are expected to be complete by August, 1999 giving the Company a full Revulc system to market.

	The first Revulc 300 system will be installed at the Coswig project during the third quarter of 1999. Two additional Revulc 300 machines are scheduled to be ordered upon proof of operation of the prototype machine at Coswig. The Company anticipates the order for the two additional Revulc 300 machines to be in place by the end of third quarter 1999 with delivery scheduled for the first half of 2000.

CISAP Agreement
---------------
	In 1993, Eurectec, Inc., the Company's subsidiary, acquired rights to license and market CISAP tire recycling equipment. The license agreement provides that CISAP will manufacture, ship and install the CISAP equipment sold by Eurectec, Inc. as well as provide training in equipment operation and maintenance to the purchaser of any CISAP equipment. The Company sold CISAP granulator systems in Canada, China, Saudi Arabia, and Mexico. The Saudi Arabia and Mexico clients have experienced problems with the CISAP equipment which the Company and CISAP have resolved for the Saudi client and are attempting to resolve for the Mexico client.

	Because of the difficulties with the CISAP equipment, Eurectec, Inc. has identified other manufacturers as suppliers of compact granulating equipment systems.

SMS Agreement
-------------
	In May of 1996, Eurectec, Inc. entered an agreement with SMS Sondermaschinen GmbH, a German corporation, (SMS) which provided Eurectec, Inc. the right to sell and market SMS press equipment and
machinery.   Eurectec, Inc. sold SMS equipment to its client in Saudi
Arabia who has experienced problems with the SMS equipment. Eurectec, Inc. has resolved the difficulties with the Saudi client's equipment and has other manufacturers in place for its future press equipment needs.

Sales and Marketing
-------------------
	The Company has initiated an intense marketing campaign to establish sales channels for the products to be manufactured at the QCAL facility. Initially, the QCAL facility will fabricate doormats, interlocking sports mats for gyms and fitness centers, playground safety mats and specialty mats. Because of recent changes in the laws regulating playground surfaces, a potentially huge market is being opened up to the Company for its playground safety mats. The Company is capitalizing on this potential market with intense marketing efforts. Current focus of the marketing campaign is telephone soliciting, personal contacts, direct mailings and e-mail advertising as well as trade journal advertising.

	The Company is also targeting existing markets for is door mats. The existing market includes hotels/motels, real estate companies, and state agencies such as prisons, hospitals, etc. The Company markets its sports mats through a current distribution network as well as direct solicitations.

	The Company's Vice President of Sales, Mr. Gayle Hickok heads up the Company's product manufacturing sales and marketing efforts. Mr. Hickok has a proven success record in sales including developing sales and marketing material ranging from brochures, mail packages, telephone and in-person sales presentations.

	The Company continues to research and develop new value added products such as animal mats, heated tile, fatigue mats, doormats, interlocking tiles, playground tiles, soaker hoses, continuous roll sheet material, plastic and crumb rubber mixes and industrial rubber scrap.

Exhibitions
-----------
	The Company participated at the International Tire and Rubber Association (ITRA) Expo held in Nashville, Tennessee from June 10 through 12, 1999 where it showcased the SuperCollider which was very well received by participants. Demonstrations of the SuperCollider resulted in numerous inquiries. The Company also attended a major recycling exposition in Munich, Germany via Poseidon in conjunction with FDC (the Company's engineering affiliate) in May, 1999.

	Company products have been exhibited at the California Parks & Recreation Show in Ontario, California in March of this year, at the Sports Industry Trade Shows in San Diego and Las Vegas and at the California Farm Equipment Show in Tulare, California in February of this year. The Company will also attend the National Hardware Show in Chicago scheduled for August, 1999.

Public Relations
----------------
	The Company has re-engaged the services of The Blaine Group, Inc., based in Beverly Hills, California, to help with public and investor relations. It is anticipated the Blaine Group will initiate a PR campaign in September, 1999, centering on the QCAL facility and Poseidon projects.

	Internet Capital Corporation is assisting the Company with its internet presence by updating the Company's website and creating an e-commerce platform.

Year 2000 Compliance
--------------------
	The Company is currently year 2000 compliant and does not anticipate any problems with its computing or support equipment. However, vendors, banks and other suppliers and parties upon whom the Company relies, may not be year 2000 compliant. The Company has no control over such parties and any impact upon the Company is uncertain. The Company is currently in the process of requesting Y2K compliance status from the parties with which it conducts business in order to evaluate any impact to the Company. The Company has not been notified that any of its vendors, banks or other suppliers or parties upon whom it relies are non-compliant with Y2K matters.

Web Site
--------
	The Company has updated its group Website and has created links to other allied Websites, which can be viewed at http://www.thequantumgroupinc.com. where the Company is currently
----------------------------------
adding a German translation. During the second quarter of 1999, the Company had 86,202 hits on its Website. The Website allows the viewer to access an overview of the Company's activities, obtain market information for the Company's trading stock, view the Company's EDGAR filings and provides a link to two additional Websites which will be www.Qest-Quantum.com and www.Qmax-Quantum.com. Qest-Quantum.com will focus on the group's new systems and technologies and Qmax-Quantum.com will focus on the group's asphalt paving related business. The Company will offer e-commerce capabilities in the second half of 1999, allowing customers to purchase products directly from the Company. An additional Website can be viewed at http://www.tirerecycling.com,
	----------------------------------
which will become a main portal for the Company. The Company had 26,560 hits on this Website during the second quarter of 1999. This Website has links to The Quantum Group, Inc. site and allows the viewer to access an overview of the Company's activities, obtain market information for the Company's stock, view the Company's EDGAR filings, retrieve information on the Company's joint venture projects and link to the Company's subsidiaries websites.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
	As of June 30, 1999, the Company had cash of $716,045 on hand.

	The Company does not currently have any outstanding debt and Management believes that proceeds from current equipment sales and license fees, pending sales and the current Regulation S offering proceeds will provide sufficient capital and liquidity to meet the Company's requirements for the next twelve months.

	The Company does not currently have any capital commitments for 1999. However, at such time the Company initiates Phase two of the QCAL project, it may have a capital commitment for approximately
$1,500,000 for equipment needs.

	The Company is emphasizing product and services sales via the Internet and trade show participation as well as direct marketing efforts. Additionally, the Company is vigorously pursuing joint venture arrangements similar to that of the Poseidon Project. The Company anticipates it will experience continued growth during 1999 through these efforts pursuant to the Company's strategic plan.

RESULTS OF OPERATIONS
---------------------

	Comparison of the three months ended June 30, 1999 and the three
	----------------------------------------------------------------
months ended June 30, 1998.
---------------------------

	During the first half of 1999, the Company's net cash used in operations was $756,944, compared to cash used in operations of $766,112 during the first half of 1998. The 1999 cash utilization is a result of an operating loss of $670,839 and the payment of $393,199 of Equipment Deposits, and an increase of deposits from customers of $530,055. The Company purchase $486,189 of equipment to be used in the California prison project.

	The Company generated $4,099 of other revenue during the quarter ended June 30, 1999. All of this is interest income. No equipment sales were made during this quarter in 1999 or in the same 1998 quarter. The second quarter of 1998 had $9,099 of other revenue, $1,900 of this revenue was generated from the sale of research reports. $6,175 in interest was earned during the quarter. The crumb rubber was sold at cost and $31,000 of additional expenses were incurred for added equipment on the Mexico project resulting in a cost of sales of $38,175.

	Travel expense in the three months ended June 30, 1999 of $45,248 exceeded the prior period expense of $41,461 by $3,787.
Administrative expense decreased from $61,451 to $47,201 from the second quarter of 1998 to the same quarter of 1999. This decrease is also due to the substitution of Company employees for contract labor and temporary employees. Because of the change the Salaries and Wages account has $22,531 of expense which would have been in Administrative expense. Additionally, $24,327 of salaries were paid to new employees brought on to assist the California prison project. No Salaries and Wages Account existed in 1998.

	Consultant fees increased by $31,752 to $125,432 in the three months ended June 30, 1999 compared to the $96,680 incurred in the comparable three month period in 1998. $20,000 of this increase is as a result of expenses incurred in relation to the engineering of the Poseidon project. The balance is due to increased activity in preparing for the sale of mat products anticipated to be produced in the California prison project. During the three months ended June 30, 1998, the Company sold it's investment in Keystone Energy at a loss of $13,875 from the previously reduced carrying value. No comparable transaction was applicable to the same quarter of this year.

	Comparison of the six months ended June 30, 1998 and the six
	------------------------------------------------------------
months ended June 30, 1999.
---------------------------
	The Company had $9,088 of other revenue during the six month period ended June 30, 1999. No equipment sales have been delivered during this period. The Company generated $460,000 of equipment sales revenue and $400,000 of costs as a result of contract additions on the Mexico project during the six months ended June 30, 1998. $40,000 of additional revenue was also generated by the sale of a small parcel of land that the Company owned in conjunction with the previously owned residential property in Florida. $1,920 in other revenue was generated from the sale of crumb rubber and $1,000 was generated from the sale of research materials. $6,175 in interest was also earned during the first half of 1998.

	The Company had a loss of $670,839 in the six months ended June 30, 1999 compared to a loss of $452,361 in 1998. This is because of the increased level of activities resulting from preparation for the California prison project and the Poseidon project.

	Travel expenses of $129,318 in the six months ended June 30, 1999 exceeded the comparable 1998 period expense of $76,272 by $53,046, with the majority of this difference incurred in the first quarter of 1999. Administrative expenses increased during the first quarter but were reduced during the second quarter of 1999 as explained above. Consulting fees have increased from $190,707 in the six months ended
June 30, 1998 to $213,308 in 1999, with all of this increased occurring in the second quarter as explained above. Professional fees increased to $77,754 in the six months ended June 30, 1999 from $18,462 in the comparable 1998 period. This increase is due to the increased legal activity related to the upcoming projects. Office expenses increased from $24,941 in the first half of 1998 to $75,047 in 1999 because of the purchase of new computing equipment ($10,000) and the addition of staff.

	Comparison of the three months ended June 30, 1998 and the three
	----------------------------------------------------------------
months ended June 30, 1997.
---------------------------

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

	Comparison of the six months ended June 30, 1998, and the six
	-------------------------------------------------------------
months ended June 30, 1997.
---------------------------

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

	In 1997, the company acquired free trading fully registered shares of Keystone Energy, Inc. in return for a license agreement. The company recognized (Mark to Market) valuation losses in 1997 and in the first quarter of 1998. In the second quarter, the Company sold the shares at a loss of $13,125 from book value.

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


	PART II - OTHER INFORMATION
	---------------------------

Item 1.  Legal Proceedings
--------------------------

	The Company's subsidiary, Eurectec, Inc. has been named as the defendant in a complaint filed in Pistoia, Italy by Tyre's Ecology S.r.l., formerly known as Cisap Ecology S.r.l. Tyre's Ecology S.r.l.. succeeded to the interest of Cisap Spa as a party to a marketing agreement between Eurectec, Inc. and Cisap Spa. Under the marketing agreement Eurectec, Inc. was granted the exclusive rights to market certain tire granulating equipment manufactured by Cisap Spa and Tyre's Ecology. The agreement required a minimum number of granulating systems to be sold by Eurectec, Inc. to maintain the exclusive rights. Eurectec, Inc. has not met its minimum sales quota. The Complaint seeks among other things to terminate the marketing agreement and to recover damages in the approximate amount of $520,000 arising from alleged misstatements by Eurectec, Inc. as to the manufacturers' represented through put capacity of equipment and alleged defamation by Eurectec and a former engineer of Tyre's Ecology S.r.l., that has performed work for Eurectec, Inc. and purchasers of Cisap Spa and Tyre's Ecology S.r.l. equipment in Saudi Arabia and Mexico. Eurectec, Inc. will be required to respond to the complaint in November, 1999.

	The Company intends to vigorously defend the claim for damages on the basis that none of the Cisap Spa or Tyre's Ecology S.r.l.
equipment sold to any of the purchasers introduced by Eurectec, Inc.
has been able to operate as represented by the manufacturers and the manufacturers have failed to deliver equipment purchased, failed to properly install equipment as required by contract and failed to provide warranty service to the purchasers of the equipment.
Eurectec, Inc. has been informed by the purchasers of the equipment in Saudi Arabia and Mexico that they will support and cooperate with Eurectec, Inc. to establish the breach of the various equipment purchase agreements.

	As a result of the plaintiffs non-performance, Eurectec, Inc. has incurred substantial costs attempting to obtain performance for its clients and has suffered substantial damages to its business as a result of the plaintiff's unwillingness and inability to perform under its sales agreements. Eurectec, Inc. intends to seek recovery of damages from the plaintiffs. As to the issue of having its marketing rights terminated under the marketing agreement, Eurectec, Inc. does not believe that such marketing rights hold any value to it because the manufacturers have consistently failed to deliver commercially viable equipment to purchasers.


Item 2.  Changes in Securities
------------------------------
Recent Sales of Unregistered Securities
---------------------------------------
(a) Securities sold.
--------------------


	1.  Regulation S offering
	-------------------------
   	Date	                   Title 	 Price Per Share	      Amount
	------------------	-------------- 	----------------	------------
	First Quarter 1998       Common 	            $1.50	   1,000,000


	Date	                     Title    	Price Per Share	      Amount
	-----------------	-------------- 	------------------	------------
	Second Quarter 1998	     Common	              $1.50	     300,000
                        		Common              	$2.00	     300,000
                        		Common	              $2.25	     117,777

	Date	                     Title 	   Price Per Share	      Amount
	------------------	-------------  ------------------	------------
	Third Quarter 1998	      Common	              $2.25	     225,000

	2.	Option Exercise
	--------------------
	In June, 1998, an option for 50,000 shares of common stock, issued pursuant to the Company's 1997 Stock Option Plan, was exercised at a price of $0.062 per share.

	In July, 1998, an option for 200,000 shares of common stock, issued pursuant to the Company's 1997 Stock Option Plan, was exercised at a price of $0.062 per share.

(b) Underwriters and other purchasers.
--------------------------------------
	1.	Regulation S Offering
	--------------------------
	All securities were sold during 1998 to non U.S. persons. All shares of common stock were sold in Germany to Beteiligungs Fonds, GBR.

	2.	Option Exercise
	--------------------
	The June option was exercised by RMC International, a consultant to the Company.

	The July option was exercised by Johann Brendgens, a consultant to the Company.

(c) Consideration.
------------------
	1.	Regulation S Offering
	--------------------------
	The aggregate offering price for sales made during the first quarter 1998 was $1,500,000 and the Company paid a 10% commission in the amount of $150,000.

	The aggregate offering price for sales made during the second quarter 1998 was $1,315,000 and the Company paid commission in the amount of $207,144.

	The aggregate offering price for sales made during the third quarter 1998 was $506,250 and the Company paid commission in the amount of $71,988.

	2.	Option Exercise
	--------------------
	The Company realized $3,100 from the exercise of the option in June, 1998.

	The Company realized $12,400 from the exercise of the option in July, 1998.

(d) Exemption from registration claimed.
----------------------------------------
	1.	Regulation S Offering
	--------------------------
	The securities were sold in 1998 pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy order was originated, the Company reasonably believed the Buyer was outside of the United States and was not a U.S. Person. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyer has not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyer purchased the securities for its own account and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

	2.	Option Exercise
	---------------------
	The June option was exercised pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

	The July option was exercised pursuant to Regulation S.

(e) Terms of conversion or exercise.
------------------------------------
	1.	Regulation S Offering
	--------------------------
	Not applicable.

	2.	Option Exercise
	--------------------
	The June option was granted pursuant to the Company's 1997 Stock Option Plan. The exercise price per share was $.062 and the option, which is for a total of 50,000 shares, may be exercised over a period of two years from October 23, 1997, the date of the grant.

	The July option was granted pursuant to the Company's 1997 Stock Option Plan. The exercise price per share was $.062 and the option, which is for a total of 200,000 shares, may be exercised over a period of two years from October 23, 1997, the date of the grant.

(f) Use of Proceeds.
--------------------
	1.  Regulation S Offering - First Quarter 1998
	-----------------------------------------------
	The use of proceeds (other than commission paid) are estimated. No proceeds resulted in payments either directly or indirectly to directors, officers or persons owning 10% or more of any class of equity securities; or to affiliates of the issuer.

	Gross proceeds	         $ 1,500,000
	Commission             	(   150,000)
	Net proceeds             	1,350,000

	Payoff existing debt	   $   700,000
	Pay Rothbury agreement     	400,000
	Working capital            	250,000
                       		------------

	Total Proceeds	           1,350,000

	Regulation S Offering - Second Quarter 1998
	----------------------------------------

	Gross proceeds	         $ 1,315,000
	Commission            	(   207,144)
	Net Proceeds            	1,107,856

	Faru technology	       $    80,000
	Poseidon Joint Venture     	22,222
	Prepaid expenses          	117,155
	  (Related to Poseidon)
	Accrued expenses           	61,038
	Operating expenses	        263,551
	Cash remaining	            563,890
                      		------------
	Total Proceeds        	$ 1,107,856


	Regulation S Offering - Third Quarter 1998
	------------------------------------------
	Gross proceeds	        $   506,250
	Commission                 	71,988
	Net Proceeds              	434,262

	Poseidon Joint Venture	$   434,262

	Total Proceeds	        $   434,262


	2. Option Exercise
	------------------

	The Company realized $3,100 from the exercise of the June 1998 option which funds were placed in general working capital.

	The Company realized $12,400 from the exercise of the July 1998 option which funds were placed in general working capital.

Item 3.  Defaults upon Senior Securities
----------------------------------------
	None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
	None

	18
Item 5.  Other Information
--------------------------
	None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
	(A)	Reports on Form 8-K

	No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 1999.

	(B)	Exhibits.  The following exhibits are included as part of
this report:


	Exhibit	   SEC Exhibit	  Title of Document	             Location
	Number	    Ref. Number
	-------   	-----------	  ---------------------------- 	-----------
  	10.1	      10         	Employment Agreement between 	  Attached
                       			The Quantum Group, Inc., and
                       			Thomas A. Driscoll

  	10.2      	10          Joint Venture Agreement with   	Attached
                       			California Department of
                       			Corrections

  	27        	27         	Financial Data Schedule        	Attached

                                	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                       			The Quantum Group, Inc.

                       			/S/ Ehrenfried Liebich
August 13, 1999          	-----------------------------------------
                       			Ehrenfried Liebich
                       			Chairman of the Board, President and
                       			Chief Executive Officer


                       			/S/ John F. Pope
August 13, 1999          	-----------------------------------------
                       			John F. Pope
                       			Vice President, Finance
                       			Chief Accounting Officer












	20


                                                                        	(F-1)
                    	The Quantum Group, Inc., and Subsidiaries

                               	Financial Statements

                                   	June 30, 1999

                                                                       	 (F-2)
                     	The Quantum Group, Inc. and Subsidiaries
                                   	Balance Sheets
                               	June 30, 1999 and 1998
                                    	(UNAUDITED)


			ASSETS

                                    					June 30,    		June 30, 	December 31,
                                        					1999        		1998        		1998
                                 					------------		------------		------------

Current Assets
--------------

	Cash	                                $ 	716,045 	  $ 	640,666 	 $ 	1,781,944
	Accounts Receivable		                 3,065,040     		731,198    		3,065,040
	Inventory		                              64,210      		29,760       		19,425
	Deposit                               		696,220 	    	421,451      		303,021
	Note & Interest Receivable
   - Officer                            		47,619           		0       		30,932
	Prepaid Expenses                          		220           		0 	         	440
                                  			------------	 	------------	 	------------
			 Total Current Assets  		           4,589,354		    1,823,075	   	5,200,802

Property and Equipment
----------------------

	Furniture and Fixtures                        0              0             0
	Equipment 	                            	548,116      		137,712      		93,166
	Vehicles                               		37,274           	 	0      		41,382
	Land                                  		179,309 	           	0 	    	179,309
                                 				------------	 	------------ 	------------
			Total Property and Equipment        		764,699 	     	137,712     		313,857

Other Assets
------------
	Investment in Joint Venture	                 	0       		44,722 	          	0
	Cash Pledged	                            	5,329        		5,225 	      	5,329
	License Rights                        		474,990      		539,745 	    	507,367
	Deposit 	                            	1,807,789 	       	3,281 	  	1,807,789
	Prepaid Expenses                            		0 	     	117,155 	          	0
			                                		------------ 		------------		------------
			Total Other Assets	                	2,288,108 	     	710,128   		2,320,485
                                					------------	 	------------		------------
			TOTAL ASSETS	                     $	7,642,161   	$	2,670,915 	 $	7,835,144
                                					============	 	============		============


See Accompanying Notes

                                                                        	(F-3)
                   	The Quantum Group, Inc. and Subsidiaries
                          	Balance Sheets -Continued-
                           	June 30, 1999 and 1998
                                	(UNAUDITED)

			LIABILITIES AND STOCKHOLDERS' EQUITY

                                    					June 30,    		June 30, 		December 31,
                                        					1999        		1998 	       	1998
                                 					------------		------------		------------
Current Liabilities
-------------------
	Accrued Expenses 	                   $  	450,467 	 $  	215,843 	 $  	450,084
	Accounts Payable	                       	675,385 	    	323,623     		725,201
	Customer Deposits	                    	2,723,017       		2,500   		2,192,962
	Franchise Tax Payable                  		103,548     		103,548     		103,548
                                 					------------		------------		------------
			 Total Current Liabilities	         	3,952,417     		645,514   		3,471,795

Long Term Liabilities
---------------------
Capital Lease 	                           	22,737           		0      		25,503
	                                 				------------		------------		------------
			Total Long Term Liabilities	           	22,737           		0      		25,503

Minority Interest in Subsidiary	           	9,463           		0       		9,463
-------------------------------     		------------		------------		------------

Stockholders' Equity
--------------------

	Common Stock 50,000,000 Shares
		  Authorized; Par Value of $0.001
		  Per Share, 8,400,075,and 7,121,187
 			and 8,400,755 Shares Issued
 			Retroactively Restated Respectively   		8,400       		7,121 	      	8,400
	Paid in Capital  		                    6,018,287   		4,086,453   		6,018,287
	Currency Translation Differential	       	18,199           		0      		18,199
	Accumulated Deficit                 	(	2,387,342) 	(	2,068,173)	 (	1,716,503)
                                 					------------		------------		------------
			Total Stockholders' Equity	         	3,657,544 	  	2,025,401   		4,328,383
                                 					------------		------------		------------
			TOTAL LIABILITIES &
			STOCKHOLDERS' EQUITY	              $	7,642,161  	$	2,670,915  	$	7,835,144
                                 					============		============		============

	See Accompanying Notes

                                                                        	(F-4)
                   	The Quantum Group, Inc. and Subsidiaries
	 Statement of Operations
	For the Three Months and Six Months Ended June 30, 1999 and 1998
	(UNAUDITED)

                  					Three       		Six     		Three       		Six 	    	Twelve
                 					Months    		Months 	   	Months    		Months     		Months
                  					Ended     		Ended     		Ended     		Ended 	     	Ended
                   					June 	     	June 	     	June      		June   		December
               					30, 1999 	 	30, 1999  		30, 1998  		30, 1998   		31, 1998
              					----------		----------		----------		----------		-----------
Revenues
--------

	Equipment Sales	         	0         		0         		0  	$	460,000 	$	2,882,007
	License Sales	           	0         		0         		0         		0          		0
	Other Income     	$  	4,099  	$ 	74,798  	$  	9,088 	   	49,096 	    	70,893
              					----------		----------		----------		----------		-----------

			Total Revenues    		4,099    		74,798     		9,088   		509,096  		2,952,900

			Cost of Sales         		0         		0    		38,175   		438,175  		1,761,775
              					----------		----------		----------		----------		-----------
			Gross Profit     		 4,099    		74,798   	(	29,087)	   	70,921	  	1,191,125

Expenses
--------
	Salaries and Wages 		45,528    		45,528         		0 	        	0          		0
	Depreciation       		32,843    		35,346    		11,699 	   	23,952 	    	47,691
	Amortization       		16,189    		32,378    		12,439    		24,878 	    	57,256
	Travel             		45,248   		129,318    		41,461 	   	76,272 	   	155,442
	Professional Fees  		44,083    		77,754    		17,038    		18,462     		56,978
	Office	             	15,528    		45,047    		14,017    		24,941     		98,139
	Rent & Utilities   		14,446    		28,339    		12,589    		26,706     		63,259
	Administrative
  Expenses          		31,673   		138,619    		61,451    		94,020    		249,909
	Consultant Fees   		125,432 	  	213,308    		96,680   		190,707    		449,508
	Interest	                	0         		0       		219       		219        		804
	Accounts Receivable
		Written Off            		0         		0         		0 	        	0    		100,000
	Foreign Currency
		Translation            		0         		0         		0         		0    	(	27,764)
	Research and
		Development            		0         		0         		0         		0     		13,544
              					----------		----------		----------		----------		-----------
			Total Expenses	  	370,970   		745,637   		267,593   		480,157  		1,264,766

 	Net Income (Loss)
		From Operations	 (	366,871)	 (	670,839) 	(	296,680) 	(	409,236)   	(	73,641)

	See Accompanying Notes

                                                                       	 (F-5)
                	The Quantum Group, Inc. and Subsidiaries
                   	 Statement of Operations -Continued
     	For the Three Months and the Six Months Ended June 30, 1999 and 1998
                                	(UNAUDITED)


                  					Three       		Six     		Three       		Six     		Twelve
                 					Months    		Months    		Months 	   	Months     		Months
                  					Ended     		Ended     		Ended 	    	Ended 	     	Ended
                   					June      		June      		June      		June  		 December
               					30, 1999  		30, 1999  		30, 1998 	 	30, 1998   		31, 1998
              					----------		----------		----------		----------		-----------
Other Income (Expenses)
-----------------------
	Interest Income         		0         		0         		0        	 	0     		13,583
	Gain on Sales of
		Residence	              	0         		0         		0         		0          		0
	Loss on Investment      		0         		0   	(	20,000)  	(	20,000)	   (	20,000)
	Investment Valuation
		Loss                   		0         		0         		0   	(	23,125)         		0
              					----------		----------		----------		----------		-----------
			Total Other
   Income
			(Expenses)	            	0         		0   	(	20,000)  	(	43,125)    	(	6,417)

Taxes & Minority Interest
-------------------------
	Minority Interest	       	0         		0         		0         		0     		(2,492)
	Provisions for Taxes
		- Current  	            	0         		0         		0 	        	0     		23,125
	              				----------		----------		----------		----------		-----------

			Total Taxes &
			Minority
   Interest              		0         		0         		0         		0     		20,633
              					----------		----------		----------		----------		-----------
			Net Income
   (Loss)	         (	366,871)	 (	670,839)	 (	316,680)	 (	452,361)	  (	100,691)
              					==========		==========		==========		==========		===========
			Net Income
   (Loss)
			Per Share	        ($	0.04)	   ($	0.08)	   ($	0.04)	   ($	0.07)	    ($	0.01)

			Weighted
   Average
			Shares
   Outstanding		   8,400,075 		8,400,075 		7,121,187 		6,403,409  		6,846,696

			Diluted Net
   Profit
			Per Share           		N/A	       	N/A		       N/A       		N/A          		0



	See Accompanying Notes

                                                                       	 (F-6)
                  	The Quantum Group, Inc. and Subsidiaries
                     	Statement of Shareholder's Equity
                    	From January 1, 1997 to June 30, 1999
                                  	(UNAUDITED)


                                  				Common Stock    		Paid In 		Accumulated
	                                  	Stock 		Amount 	   	Capital     		Deficit
                    								--------------------------------------------------

Balance, January 1, 1997      		3,153,409 	$	3,153 	$	1,684,668 	(	$1,717,705)

Shares Issued for Cash	          	100,000 	   	100    		149,900

Shares Issued to Officers     		1,600,000  		1,600 	    	98,400
For Debt

Profit for the Year Ended
December 31, 1997	                                             							101,893
                    								--------------------------------------------------
Balance, December 31, 1997		   4,853,409   		4,853  		1,932,968  	(	1,615,812)

Shares Issued Regulation S
for Cash	                     	2,500,000   		2,500  		3,952,536

Shares Issued on
Exercise of Options	            	396,666     		397 	    	24,177

Shares Issued to Minority
Interest Shareholders to
Acquire 100% of
Subsidiary Stock               		650,000     		650    		108,606

Loss for the Year Ended 	                                     						(	100,691)
December 31, 1998

Balance, December 31, 1998 	  	8,400,075   	$	8,400	$	6,018,287 	($	1,716,503)

Loss for the Six
Months Ended
June 30, 1999  	                                              						(	670,839)
                    								--------------------------------------------------
Balance, June 30, 1999       		8,400,075   	$	8,400	$	6,018,287 	($	2,387,342)
                    								==================================================

	See Accompanying Notes

                                                                       	 (F-7)
                   	The Quantum Group, Inc. and Subsidiaries
                            	Statement of Cash Flows
                	For the Six Months Ended June 30, 1999 and 1998
                                   	(UNAUDITED)

                                           					Six        		Six     		Twelve
                                        					Months     		Months     		Months
                                         					Ended      		Ended      		Ended
                                          					June      	 	June 	  	December
                                      					30, 1999   		30, 1998   		31, 1998
                                    					-----------		-----------		-----------
Cash Flows from Operations
--------------------------

	Net Profit or (Loss)                   	($	670,839)	 ($	452,361)	 ($	100,691)
	Adjustments to Reconcile Net profit
	 or (Loss) to Net Cash
		Write Off Accounts Receivable	                 	0          		0    		100,000
		Amortization and Depreciation            		67,724     		48,830    		104,947
		Non Cash Expense                              		0     		37,000          		0
	  Minority Interest                            		0   	(	109,256)    		12,210
	Changes in Operating Assets & Liabilities
		(Increase) Decrease in Accounts Receivable    		0    	(	20,219)	(	2,354,061)
		(Increase) Decrease in Inventory        	(	44,785)		         0     		10,335
		(Increase) Decrease in Prepaid Expenses       		0   	(	117,155)         		0
		(Increase) Decrease in Deposit on
			Inventory                             	(	393,199)	         	0    		118,430
		(Increase) Decrease in Prototype
     Impact 500                                 		0          		0    	(	63,203)
		(Increase) Decrease in Notes Receivable
			-Officer                               	(	16,687)         		0    	(	30,932)
		(Increase) Decrease in Prepaid Insurance    		220          		0       	(	440)
		(Increase) Decrease in Deposits               		0          		0 	(	1,804,508)
		Increase (Decrease) in Accrued Expenses     		383   	(	336,556)  	(	102,315)
		Increase (Decrease) in Accounts Payable 	(	49,816)   		183,607    		585,185
		(Decrease) Increase in Customer Deposits		530,055          		0  		2,190,462
		Increase Decrease in Cash Pledged             		0          		0       	(	104)
		Rounding                                      		0         	(	2)	         	0
                                    					-----------		-----------		-----------
			Net Cash Provided (Used) by
			Operating Activities	                  (	576,944)  	(	766,112)	(	1,334,685)


	See Accompanying Notes



                                                                       	 (F-8)
                   	The Quantum Group, Inc. and Subsidiaries
                      	Statement of Cash Flows -Continued-
               	For the Six Months Ended June 30, 1999 and 1998
                                   	(UNAUDITED)

                                           					Six        		Six     		Twelve
                                        					Months     		Months     		Months
                                         					Ended      		Ended      		Ended
                                          					June       		June   		December
                                      					30, 1999   		30, 1998   		31, 1998
                                    					-----------		-----------		-----------
Cash Flows from Investing Activities
------------------------------------
	Purchase of Land                                		0          		0  	(	179,309)
	Purchase of Equipment                    	(	486,189)    	(	3,831)  	(	82,389)
	Purchase (Sale) of Securities	                   	0     		36,125    		73,125
	Purchase of License Right	                       	0   	(	150,000) 	(	150,000)
	Purchase of Furniture	                           	0          		0    		40,000
	Sale of Press                                   		0          		0   		216,635
	Investment in Joint Venture	                     	0    	(	44,722)        		0
                                    					-----------		-----------		-----------
			Net Cash Provided (Used) by
			Investing Activities                  	(	486,189)  	(	162,428)   	(	81,938)

Cash Flows from Financing Activities
------------------------------------
	Sale of Common Stock                           		0  		2,155,753  		3,759,611
	Payment of Long Term Debt	                      	0   	(	721,318)  	(	721,318)
	Increase (Decrease) in Amounts
   Due Officer	                                  	0     	(	7,919)    	(	7,919)
	Increase Capital Lease	                         	0          		0     		27,655
	Payment Capital Lease                     	(	2,766)	         	0     	(	2,152)
                                    					-----------		-----------		-----------
			Net Cash Provided (Used) by
			Financing Activities                    	(	2,766)	 	1,426,516  		3,055,877
                                    					-----------		-----------		-----------
			Increase (Decrease) in Cash         	(	1,065,899)   		497,976  		1,639,254

			Cash at Beginning of Period	          	1,781,944 	   	142,690    		142,690
                                    					-----------		-----------		-----------
			Cash at End of Period	                $ 	716,045 	 $ 	640,666  	$1,781,944
                                    					===========		===========		===========
Disclosures from Operating Activities
-------------------------------------
	Interest	                               $       	0  	$     	209  	$     	209
	Taxes                                          		0          		0          		0

Significant Non Cash Transactions
---------------------------------
	650,000 Shares of Common Stock Issued
	to Acquire Minority Interest in
 Subsidiary                                     		0          		0    		109,256


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
  	In 1997, SFAS No. 129, (Disclosure of Information about Capital Structure) was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1998.

  	In June 1997, SFAS No. 130, (Reporting Comprehensive Income) was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.


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


NOTE #3 - Statement Preparation
-------------------------------
The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 10-K report.