Form 10QSB
period 1999-09-30
QUANTUM GROUP INC /NV/
filed 1999-11-12
CIK 921450

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
 September 30, 1999                                          0-23812

                          THE QUANTUM GROUP, INC.
                         -------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                  -------
       (State or other jurisdiction of incorporation or organization)

                                 95-4255962
                                -----------
                    (I.R.S. Employer Identification No.)

             Park Irvine Center, 14771 Myford Road, Building B
                              Tustin, CA 92780
             --------------------------------------------------
                  (Address of principal executive offices)

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

        Common stock, par value $.001; 8,724,923 shares outstanding as of November 9, 1999.


PART I - FINANCIAL INFORMATION
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS
------------------------------
     See page F-1 to F-10  attached.

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

General
-------
     The Quantum Group, Inc., (the "Company"), is in the business of investigating innovative products and technologies in the environmental and recycling industries which it further develops and designs for rubber recycling and after market products plants. Areas for growth in the Company are in the technology transfer areas, including the EGS tire recycling system, ECO press technology and equipment, marketing and technology transfer of asphalt paving technology, the Revulcon devulcanization of crumb rubber for use in processes requiring vulcanization such as new tire production, and the production of fine mesh (to -60 mesh ASTM), crumb rubber from tire buffings and larger mesh crumb rubber.

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

                                     2


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

     Joint venture arrangements are one vehicle the Company employs to market and showcase its turnkey recycling plants. It is anticipated that by participating as an equity partner in recycling joint ventures, the Company will develop cash flow through operations conducted by such recycling facilities. The Company also performs direct marketing of its equipment, technologies and products soon to be manufactured in the California Prison project, a joint venture in the name of QCAL, situated near San Diego.

     In addition to tire recycling systems and product manufacturing subsystems, the Company is developing markets for its crumb rubber value added after market products. The Company intends to establish a manufacturing facility in northern California to produce sports mats for gyms and ball courts, door mats, anti-fatigue mats, cattle mats, heated pet mats and safety flooring products such as playground tiles for the U.S. and export markets.

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

Joint Venture Projects
----------------------
     Poseidon Products GmbH.
     -----------------------
     In a joint venture agreement with a German Government sponsored company, Steg, the Company established Poseidon Products GmbH which will construct and operate a tire recycling facility in Penkun, in the state of Mecklenburg-Vorpommern to produce crumb rubber and to manufacture a wide range of value added products. The plant is designed to be a tire recycling facility whereby tires will be shredded and granulated producing the commodity crumb rubber. Some of the crumb rubber will be devulcanized with the Company's Revulc 300 machine with the material used in a variety of products. The balance of the crumb rubber will be used for in-house manufacturing of value added products utilizing the Eco-Press systems and other technologies.
                                     3

     Due to additional delays, the funding for the Poseidon joint venture is now expected to be completed during the fourth quarter, 1999. The Company's management team has met with Deutsche Bank and German state government officials who have agreed to proceed with the project. Guarantees have been pledged by the State of Mecklenburg which will enable the conclusion of funding with either Deutsche Bank or Deutsche Kredit Bank with whom the Company is also negotiating. Due to the size and nature of the project, concluding the necessary funding, with grant and loan agreements has caused further unavoidable delays in completing the funding package. Management believes all necessary agreements will finally be completed during the fourth quarter of 1999.

     Ground breaking for the Poseidon project occurred September 17, 1998 in Penkun, Germany and Poseidon has opened offices in Penkun and commenced a German wide marketing study and plan to introduce and sell its manufactured products in Germany and Europe. The Company has funded further ground and foundation work during the second and third quarter of 1999. Upon completion of funding, the Company is poised to immediately begin on-site civil engineering and construction which will be coordinated by FDC engineering. Upon receipt of final funding, the project is expected to take ten months to complete.

     The Company has established a Poseidon Website which may be viewed at www.poseidon-products.com. The Website which is in German and English, provides a platform for showcasing the Poseidon joint venture and promoting an awareness of the Company. This Website will be upgraded in keeping with the Company's WEST and QMAX Websites.

     California Prison Manufacturing Project.
     ----------------------------------------
     The Company established QCAL, Inc., a California corporation as a wholly owned subsidiary for the purposes of entering a joint venture agreement with the State of California, Department of Corrections, ("CDC"), Richard J. Donovan Correctional facility to manufacture and assemble products for sale utilizing and hiring the services of adult offenders.
The Company is leasing a 10,000 square foot facility from CDC for this purpose. The operations at the QCAL facility will be the shredding and recycling of tires into crumb rubber and the further processing of the crumb rubber into value-added after market products for sale. QCAL will provide all materials, machinery and equipment necessary for the manufacture of goods. QCAL will also provide all necessary training and operational supervision. Manufactured products will be the property of QCAL who will retain the rights from all sales. CDC involvement is to establish a work program with training for inmates.

     The QCAL facility will be completed over two phases. Phase one installation which consists of the installation of a compact granulator, ECO Press 200 flat press, mixer, flocking machine and a SuperCollider is now complete. The Company anticipates production to commence by the end of October 1999 and will initially produce play tiles, safety mats, livestock mats and sports and fitness mats. Additional build-out is on-going at the facility to enhance the operations and productivity of the facility. Phase two will include a continuous roll press to make sheeting material for industrial applications and a Revulc 300 machine. Phase two is anticipated to be completed by the end of the second quarter of 2000. With completion of Phase two, the facility will produce industrial flooring underlay and other commercial and industrial applications with the employment of the Revulcon technology.


                                     4

     Initially, the Company will hire and train approximately 10 inmates to work at the facility building up to 40 when all phases of the project are complete. At the present time, five employees have been trained and five more are scheduled for training. The plant will operate one eight-hour shift a day, then move to two eight-hours shifts with the potential to operate at full capacity of three eight-hour shifts per day. The Company intends to cross-train the workforce, thus mitigating any critical skills necessary for plant operations. Depending upon the success of this pilot project, the Company expects to expand this into a larger scale project subject to raising the necessary capital. The Company will pay the inmates California minimum wage of $5.75 per hour, thus increasing the potential net revenue to the Company from products manufactured and sold at the facility.

     Throughout the start-up and operation of the QCAL facility, the Company will be designing operation standards, technical manuals and operating procedures which will be used for future recycling plants.

     The Company is currently negotiating with the State of California to pursue another facility in the San Francisco Bay area.

Proposed Joint Venture Projects
-------------------------------

     United Kingdom.
     ---------------
     In May, management of the Company met with potential investors and government agency representatives regarding a joint venture project. The Company has entered an agreement to obtain a feasibility study which will also provide information on the accessibility of Structural Fund Grants provided by the European Union for economic development in targeted areas similar to the arrangements for the Poseidon project. The Company is receiving bids for the implementation of feasibility studies for full tire recycling projects in Scotland and England.

     Brazil.
     -------
     The Company has submitted a preliminary feasibility study for a plant in Belo Horizonte, Brazil and is awaiting review and additional data from the client. The Company anticipates final completion of the feasibility study by the end of 1999 when the parties will make a determination as to whether or not to proceed with a joint venture project. The client has visited the QCAL facility in California to view the project and discuss funding for the potential Brazil project.

     South Africa.
     -------------
     A Company representative met with potential investors in July 1999 regarding a joint venture project involving a 12,000 ton tire recycling facility including after market product manufacturing capabilities. Following a pending visit by the Client at the QCAL facility, the Company expects to submit a detailed proposal to the client by the end of November 1999.

     The Company also continues negotiations with various potential clients in the United States, Europe, the Arabian Gulf, Puerto Rico, Chile and Asia.


                                     5

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

     Coswig, Germany.
     ----------------
     Originally scheduled for delivery in Chemnitz, Germany, the client has requested the mini recycling plant order be rescheduled for delivery in Coswig, Germany which is near Dresden. The Company will be delivering a Revulc 300 system along with press equipment. Due to the client reposturing its corporate position, delivery of the first Revulc 300 machine has been delayed and is now expected to occur in 2000.

     Mexico Agreement.
     -----------------
     The CISAP equipment sale to Mexico was entered in 1994. The client has experienced problems in the commissioning of the C9000 machines supplied by CISAP. The Company sent an engineering team to the site to correct the problems, however, the team uncovered additional problems. The Company continues to explore viable solutions for the problems encountered by the client with the CISAP equipment. To this end, the Company has had a field engineer at the Mexico facility to evaluate and troubleshoot problems. The Company has implemented a corrective action plan and continues to work with the client to resolve all issues.

     In an effort to mitigate the problems encountered by the Mexico client, the Company continues to purchase crumb rubber from the client for sale in the United States.

     Saudi Agreement.
     ----------------
     The agreement for the initial phase of CISAP equipment to be delivered in Saudi Arabia was entered in 1994 with additional equipment purchased by the clients from CISAP in 1995 and 1997. The client experienced problems with the CISAP equipment as well as problems with equipment supplied by SMS. The Company has completed remedial work on two of the faulty CISAP machines, which are now fully functional on two shifts per day to the client's satisfaction. The Company sent a field engineer to the site to assist the client with maintenance and repairs of the CISAP equipment. A detailed proposal for retrofit of the third CISAP machine has been submitted to the client for approval, which the Company expects to finalize by year end. In addition, the Company has submitted a proposal for an ECO Press 3000 system to supplement the SMS press equipment as the client is now focusing its efforts on manufacturing value added products. The Company anticipates a response to the proposals by year end.

Current Orders
--------------
     In conjunction with FDC engineering, the Company is negotiating an agreement in China to deliver flat press and continuous roll equipment for two projects. Following a visit by the Chinese clients to the QCAL facility, the scope of the negotiations has expanded to include potential supply of a crumb rubber plant and several SuperColliders. FDC, in conjunction with the Company is preparing a proposal for presentation to the client during the fourth quarter 1999.
                                     6

     The Company anticipates its orders for 1999 to increase due to anticipated orders from China, QCAL and Saudi. Further, the Company expects to generate a new revenue stream as a result of orders for value added products manufactured at the QCAL facility.

SuperCollider - Impact 500
--------------------------
     The Company has developed a compact SuperCollider which it is marketed under the name Impact 500. The Impact 500 is designed to take large mesh size crumb rubber produced by the Company's EGS System and buffings from tire retreading and pulverize it into fine powder. The finished product is then used in extrusion products, press products and products combining super-fine crumb and plastic. The Company currently has a letters of intent for four Impact 500 machines which are scheduled for delivery during early 2000. Three Impact 500 machines are slated for delivery to Germany and one is scheduled for delivery to the QCAL facility.

     The testing of the Impact 500 has been proven to meet or exceed initial specifications. Final development on the Impact 500 is now complete. The prototype has been moved to the QCAL project as a showcase venue where the Company continues to modify and improve the design.

     Initially, the Company will manufacture the Impact 500 machines in-house. The Company will manufacture the Impact 500 at the QCAL facility. The Company anticipates it will need to hire approximately five additional employees to work on the Impact 500 manufacture. The Company is exploring the viability of making patent applications for the Impact 500 machines.

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

     Improvements to the Revulc 300 machine which included in-feed and material off-take equipment have now been completed by Ermafa and are working to specifications. Two tons of material processed by the Revulc 300 machine have been shipped to the QCAL facility for product testing. The improved Revulc 300 machine gives the Company a complete system to market.

     The first Revulc 300 system was installed at the Coswig project during the third quarter of 1999. Two additional Revulc 300 machines are scheduled to be ordered upon proof of operation of the prototype machine at Coswig. The Company anticipates the order for the two additional Revulc 300 machines to be in place by the end of fourth quarter 1999 with delivery scheduled for the first half of 2000.

Sales and Marketing
-------------------
     The Company has initiated an intense marketing campaign to establish sales channels for the products to be manufactured at the QCAL facility. Initially, the QCAL facility will fabricate doormats, interlocking sports mats for gyms and fitness centers, playground safety mats and specialty mats. Because of recent changes in the laws regulating playground surfaces, a potentially huge market is being opened up to the Company for its playground safety mats and the Company is receiving bids for this product. The Company is capitalizing on this potential market with intense marketing efforts. Current focus of the marketing campaign is telephone soliciting, personal contacts, direct mailings and e-mail advertising as well as trade journal advertising.

     The Company is also targeting existing markets for is door mats. The existing market includes hotels/motels, real estate companies, and state agencies such as prisons, hospitals, etc. The Company markets its sports mats through a current distribution network as well as direct solicitations. In addition, due to its current production capability and its cost competitive position, the Company is pursuing the anti-fatigue mat market.

     The Company continues to research and develop new value added products such as animal mats, heated tile, fatigue mats, doormats, interlocking tiles, playground tiles, soaker hoses, continuous roll sheet material, plastic and crumb rubber mixes and industrial rubber scrap.

Exhibitions
-----------
     The Company continues to showcase its products and services at trade shows and exhibitions. Of significant importance to the Company is the upcoming ETRA (European Tyre Recycling Association) conference on October 18 and 19, 1999 in Germany. Via its Poseidon project joint venture partner, the Company is co-hosting the event with the Minister of the Environment of the Landtag Mecklenburg-Vorpommern. The Company's president, Mr. Ehrenfried Liebich will give a presentation on the Quantum Group, Inc., the QCAL project and SuperCollider technology.

     The Company will also attend several upcoming events including the FSB exhibition in Cologne which showcases athletic and safety surfaces; Club '99 Sports & Fitness Show in Chicago; California Parks & Recreation; Waste Management in Miami; Nashville Tire Show; Las Vegas Floor Covering Show; Tire Expo in Las Vegas; Farm Show and the Atlanta Sports Super Show.

Public Relations
----------------
     The Company has re-engaged the services of The Blaine Group, Inc., based in Beverly Hills, California, to help with public and investor relations. The Blaine Group initiated a PR campaign in September, 1999, centering on the QCAL facility and Poseidon projects which has generated positive press reaction whereby the Company has been featured in the Los Angeles Times, Orange County Register, Waste News and other trade and technical publications. The campaign has also generated a number of client inquiries.

     The Company has also engaged the services of an outside consultant to assist the Company in new web site construction, e-commerce development and internet marketing.

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

Web Site
---------
     The Company has updated its group Website and has created links to other allied Websites, which can be viewed at http://www.thequantumgroupinc.com., where the Company is currently adding a
----------------------------------
German translation. During the third quarter of 1999, the Company had 71,009 hits on its Website. The Website allows the viewer to access an overview of the Company's activities, obtain market information for the Company's trading stock, view the Company's EDGAR filings and provides a link to two additional Websites which will be www.Qest-Quantum.com and www.Qmax-Quantum.com. Qest-Quantum.com will focus on the group's new systems and technologies and Qmax-Quantum.com will focus on the group's asphalt paving related business. The Company will offer e-commerce capabilities in the second half of 1999, allowing customers to purchase products directly from the Company. An additional Website can be viewed at http://www.tirerecycling.com, which will become a main portal for the
----------------------------
Company. The Company had 25,511 hits on this Website during the third quarter of 1999. This Website has links to The Quantum Group, Inc. site and allows the viewer to access an overview of the Company's activities, obtain market information for the Company's stock, view the Company's EDGAR filings, retrieve information on the Company's joint venture projects and link to the Company's subsidiaries websites.

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
See pages F-1 to F-10 attached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
---------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     As of September 30, 1999, the Company had cash of $233,176 on hand.

     The Company does not currently have any outstanding debt and Management believes that proceeds from current equipment sales and license fees, pending sales and the current Regulation S offering proceeds will provide sufficient capital and liquidity to meet the Company's requirements for the next twelve months. The Company has begun receiving proceeds from a new Regulation S offing. This offering commenced during the third quarter of 1999.

     The Company does not currently have any capital commitments for 1999. However, at such time the Company initiates Phase two of the QCAL project, it will have a capital commitment for approximately $1,500,000 for equipment needs. The Company anticipates initiating Phase two during the fourth quarter of 1999.

     The Company is emphasizing product and services sales via the Internet and trade show participation as well as direct marketing efforts. Additionally, the Company is vigorously pursuing joint venture arrangements similar to that of the Poseidon Project. The Company anticipates it will experience continued growth during 1999 through these efforts pursuant to the Company's strategic plan.

RESULTS OF OPERATIONS
----------------------
     Comparison of the three months ended September 30, 1999 and the three months ended September 30, 1998.
---------------------------------------------------------------------------
     During the first nine months of 1999, the Company's net cash used in operations was $1,204,616, compared to cash provided by operations of $105,235 during the first nine months of 1998. The 1998 operating activities cash is a result of an operating loss of $1,295,457. The Company realized net proceeds of $318,405 after commissions; legal and accounting fees on its regulation S offering during the three months ended September 30, 1999. $2,294,966 was received from a prior Regulation S offering in the comparable period in 1998.

     The Company advanced and expensed $133,159 to the German Joint Venture (Poseidon) during the quarter ended September 30, 1999. $1,450,000 was invested in the comparable 1998 period. During the third quarter of 1999, the Company made a short term secured loan to an officer of the Company. The note provides for interest in excess of the interest the Company is currently earning on short-term investments. A similar transaction with a different officer occurred in the comparable quarter last year.

     The Company generated $5,496 in other revenue (Interest income) during the three months ended September 30, 1999. The Company generated $14,928 of other revenue and $14,199 of costs during the quarter ended September 30, 1998. All of this revenue was generated by the sale of crumb rubber during the 1998 quarter. The crumb rubber was sold at close to cost. No project revenue was recorded during the third quarter in either year.

     The Company recorded $60,806 in Salaries and Wages expense during the third quarter of 1999 and a total of $106,334 in the second and third quarter of 1999. This expense is due to the hiring of clerical and administrative staff and hiring personnel who had previously been independent contractors.

     Depreciation expense increased to $42,636 in the third quarter 1999 compared to $10,832 due to equipment purchased for the Donovan Prison project.

     Consultant expense increased by $68,640 during the Third quarter of 1999 to $183,947 compared to $115,307 in the comparable 1998 period. This increase is due to the use of outside consultants for some aspects of the preparing a long range strategic plan and for ongoing feasibility studies.

     Comparison of the three months ended September 30, 1998 and the three months ended September 30, 1997.
---------------------------------------------------------------------------
     During the first nine months of 1998, the Company's net cash provided by operations was $135,235, compared to cash provided by operations of $188,041 during the first nine months of 1997. The 1998 operating activity cash is a result of an operating loss of $728,924 primarily offset by a $1,160,000 increase in Customer deposits. The Company realized net proceeds of $2,494,966, after commissions, legal and accounting fees on its regulation S offering during the six months ended September30, 1998. No such activity was conducted during the comparable period in 1997.

     The Company invested an additional $1,450,000 in the German Joint Venture (Poseidon) during the quarter ended September 30, 1998. No comparable activity occurred in 1997. During the third quarter of 1998, the Company made a short term secured loan to an officer of the Company. The note provides for interest in excess of the interest the Company is currently earning on short-term investments. No such transaction occurred in the comparable quarter last year.

     The Company generated $14,928 of other revenue and $14,199 of costs during the quarter ended September 30, 1998. All of this revenue was generated by the sale crumb rubber during the quarter. No project revenue was recorded during the quarter. The crumb rubber was sold at close to cost. The Company had project Revenue of $2,335,640 during the comparable quarter in 1997.

     Professional Fees expense in the three months ended September 30, 1998 of $23,467 exceeded the prior period expense of $485 by $22,982 because of increased legal expense relating to the joint venture and the CISAP situation. Administrative expense increased from $23,914 to $58,702 from the second quarter of 1997 to the same quarter of 1998. This increase is due to the increases in marketing activities during the 1998 period.

     Consultant fees increased by $53,753 to $115,307 in the three months ended September 30, 1998 compared to the $61,554 incurred in the comparable three month period in 1997. $30,303 of this increase is as a result of charging expenditures incurred by or on behalf of the Company president to consulting expenses. In prior periods, the payments to or on behalf of the Company president had been accounted for as a reduction of the debt owed to the officer by the Company.

     Comparison of the nine months ended September 30, 1998 and the nine months ended September 30, 1999.
--------------------------------------------------------------------------
     The Company had revenues of $80,394 for the nine months ended September 30, 1999 compared to revenue of $524,024 in the nine months ended September 30, 1998. The revenue during the 1999 period is from Interest and miscellaneous items, no equipment sales have been shipped. The 1998 revenue included $460,000 of equipment sales with $64,024 of interest and crumb rubber sales. Costs of Sales of $452,374 were incurred in relation to the 1998 sales resulting in a Gross Profit of $71,650. There is no cost of sales for the 1999 revenue resulting in a Gross Profit of $80,394.

     Salaries and Wages of $103, 334 were incurred in the nine months ended September 30, 1999 with no comparable expenses in 1998 as explained above.

     Depreciation expenses of $77,982 in the nine months ended September 30, 1999 exceed the 1998 expense of $34,784 by $43,198. This increase is due to the equipment purchased for the Donovan Prison Project.

     Travel Expense for the nine months ended September 30, 1999 are $155,780 compared to $96,154 for 1998. Office Expenses of 120,125 for 1999 compare to 1998 expenses of 41,367. This expense has increased due to the joint venture project in Germany, the pre opening activities for the Donovan prison the gearing up for mat product sales.

     Comparison of the nine months ended September 30, 1998, and the nine months ended September 30, 1997.
---------------------------------------------------------------------------
     The Company generated $460,000 of equipment sales revenue and $400,000 of costs as a result of contract additions on the Mexico project during the nine months ended September 30, 1998. $40,000 of additional revenue was also generated by the sale of a small parcel of land that the Company owned in conjunction with the previously owned residential property in Florida. This parcel was excluded from the original sale in order to eliminate the need to take an owner financing plan of questionable collectability. Due to the uncertainty of revenue recognition, the parcel had been held without asset value, and as such the purchase price of $40,000 is all a gain on sale. $16,848 in other revenue was generated from the sale of crumb rubber and $1,000 was generated from the sale of research materials. $6,175 in interest was also earned during the first nine months of 1998. The Company had $2,576,792 of equipment sales and $100,000 of license sales for the comparable 1997 period.

     The Company had a loss of $728,924 in the nine months ended September 30, 1998 compared to a profit of $167,776 in 1997. This is because of the third quarter revenue and profit from the equipment sales in 1997 without a similar sale in 1998. This is primarily due to the emphasis on joint ventures in 1998 and the losses incurred due to the CISAP problems.

     The Company's cash position at September 30, 1998 is significantly stronger at $506,839 compared to $89,198 at September 30, 1997. Accounts Receivable of $740,071 are an increase of $519,092 over the same period in 1997. The Company has a deposit on inventory of $421,451 at September 30, 1998, no deposits were in place in 1997.

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

                        PART II - OTHER INFORMATION
                        ----------------------------
Item 1.  Legal Proceedings
---------------------------
     The Company's subsidiary, Eurectec, Inc. has been named as the defendant in a complaint filed in Pistoia, Italy by Tyre's Ecology S.r.l., formerly known as Cisap Ecology S.r.l. Tyre's Ecology S.r.l.. succeeded to the interest of Cisap Spa as a party to a marketing agreement between Eurectec, Inc. and Cisap Spa. Under the marketing agreement Eurectec, Inc. was granted the exclusive rights to market certain tire granulating equipment manufactured by Cisap Spa and Tyre's Ecology. The agreement required a minimum number of granulating systems to be sold by Eurectec, Inc. to maintain the exclusive rights. Eurectec, Inc. has not met its minimum sales quota. The Complaint seeks among other things to terminate the marketing agreement and to recover damages in the approximate amount of $520,000 arising from alleged misstatements by Eurectec, Inc. as to the manufacturers' represented through put capacity of equipment and alleged defamation by Eurectec and a former engineer of Tyre's Ecology S.r.l., that has performed work for Eurectec, Inc. and purchasers of Cisap Spa and Tyre's Ecology S.r.l. equipment in Saudi Arabia and Mexico. Eurectec, Inc. will be required to respond to the complaint in November, 1999.

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


Item 2.  Changes in Securities
------------------------------
Recent Sales of Unregistered Securities
---------------------------------------
     (a) Securities sold.
     --------------------

         1.  Regulation S offering
         --------------------------

  Date                Title        Price Per Share          Amount
  --------------------------------------------------------------------
  First Quarter 1998  Common       $1.50                    1,000,000

  Date                Title        Price Per Share          Amount
  --------------------------------------------------------------------
  Second Quarter 1998 Common       $1.50                    300,000
                      Common       $2.00                    300,000
                      Common       $2.25                    117,777

  Date                Title        Price Per Share          Amount
  --------------------------------------------------------------------
  Third Quarter 1998  Common       $2.25                    225,000

  Date                Title        Price Per Share          Amount
  --------------------------------------------------------------------
  Third Quarter 1999  Common       $2.55                    156,284

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

     All securities were sold during third quarter 1999 to non U.S. persons. All shares of common stock were sold in Germany.

     2.   Option Exercise
     ---------------------
     The June option was exercised by RMC International, a consultant to the Company.

                                     15


     The July option was exercised by Johann Brendgens, a consultant to the Company.

(c) Consideration.
-------------------
     1.   Regulation S Offering
     --------------------------

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

     The aggregate offering price for sales made during the fourth quarter 1999 was $398,525 and Company paid commission in the amount of $80,120.

     2.   Option Exercise
     ---------------------
     The Company realized $3,100 from the exercise of the option in June, 1998.

     The Company realized $12,400 from the exercise of the option in July, 1998.

(d) Exemption from registration claimed.
----------------------------------------
     1.   Regulation S Offering
     --------------------------

     The securities were sold in 1998 and third quarter 1999 pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy order was originated, the Company reasonably believed the Buyer was outside of the United States and was not a U.S. Person. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyer has not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyer purchased the securities for its own account and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

                                     16

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

(e) Terms of conversion or exercise.
------------------------------------
     1.   Regulation S Offering
     --------------------------
          Not applicable.

     2.   Option Exercise
     ---------------------
     The June option was granted pursuant to the Company's 1997 Stock Option Plan. The exercise price per share was $.062 and the option, which is for a total of 50,000 shares, may be exercised over a period of two years from October 23, 1997, the date of the grant.

     The July option was granted pursuant to the Company's 1997 Stock Option Plan. The exercise price per share was $.062 and the option, which is for a total of 200,000 shares, may be exercised over a period of two years from October 23, 1997, the date of the grant.

(f) Use of Proceeds.
---------------------
     1.   Regulation S Offering - First Quarter 1998
     -----------------------------------------------
     The use of proceeds (other than commission paid) are estimated. No proceeds resulted in payments either directly or indirectly to directors, officers or persons owning 10% or more of any class of equity securities; or to affiliates of the issuer.

          Gross proceeds             $  1,500,000
          Commission                 (    150,000)
          Net proceeds                  1,350,000

          Payoff existing debt       $    700,000
          Pay Rothbury agreement          400,000
          Working capital                 250,000

          Total Proceeds             $  1,350,000


                                     17

          Regulation S Offering - Second Quarter 1998
          -------------------------------------------
          Gross proceeds             $  1,315,000
          Commission                 (    207,144)
          Net Proceeds                  1,107,856

          Faru technology            $     80,000
          Poseidon Joint Venture           22,222
          Prepaid expenses                117,155
            (Related to Poseidon)
          Accrued expenses                 61,038
          Operating expenses              263,551
          Cash remaining                  563,890

          Total Proceeds             $  1,107,856


          Regulation S Offering - Third Quarter 1998
          ------------------------------------------
          Gross proceeds             $    506,250
          Commission                       71,988
          Net Proceeds                    434,262

          Poseidon Joint Venture     $    434,262

          Total Proceeds             $    434,262

          Regulation S Offering - Fourth Quarter 1999
          -------------------------------------------
          Gross proceeds             $    398,525
          Commission                       80,120
          Net Proceeds                    318,405

          Working Capital            $    318,405


                                     18

     2.   Option Exercise
     ---------------------

     The Company realized $3,100 from the exercise of the June 1998 option which funds were placed in general working capital.

     The Company realized $12,400 from the exercise of the July 1998 option which funds were placed in general working capital.

Item 3.  Defaults upon Senior Securities
-----------------------------------------
     None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     None

Item 5.  Other Information
---------------------------
     None

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------
     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 1999.

     (B) Exhibits. The following exhibits are included as part of this report:

  Exhibit  SEC Exhibit
  Number   Ref. Number   Title of Document                  Location
  -------  -----------   -------------------------------    -------------
  27       27            Financial Data Schedule            Attached


                                     19

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                              The Quantum Group, Inc.

                              /S/ Ehrenfried Liebich
                              -----------------------------
November 12, 1999             Ehrenfried Liebich
                              Chairman of the Board, President and
                              Chief Executive Officer


                              /S/ John F. Pope
                              ---------------------
November 12, 1999             John F. Pope
                              Vice President, Finance
                              Chief Accounting Officer





                                     20



                                                                      (F-1)












                 The Quantum Group, Inc., and Subsidiaries

                            Financial Statements

                       September 30, 1999 (Unaudited)


                                                                      (F-2)
                 The Quantum Group, Inc., and Subsidiaries
                               Balance Sheets
                        September 30, 1999 and 1998
                                (UNAUDITED)


                                        ASSETS

                                               September     September      December
                                                30, 1999      30, 1998      31, 1998
                                             ------------  ------------  ------------
Current Assets
--------------
 Cash                                        $   233,176  $    506,839  $  1,781,944
 Accounts Receivable                           3,065,040       740,071     3,065,040
 Inventory                                       107,979        29,760        19,425
 Deposit                                         696,220       421,451       303,021
 Note & Interest Receivable - Officer             74,354        30,000        30,932
 Prepaid Expenses                                    220             -           440
                                             ------------  ------------  ------------
   Total Current Assets                        4,176,989     1,728,121     5,200,802

Property & Equipment
--------------------
 Equipment                                       707,211       132,615        93,166
 Vehicles                                         72,602             -        41,382
 Land                                            179,309             -       179,309
                                             ------------  ------------  ------------
   Total Property & Equipment                    959,122       132,615       313,857

Other Assets
------------
 Investment in Joint Venture                           -     1,494,722             -
 Cash Pledged                                      5,329         5,225         5,329
 License Rights                                  458,801       523,556       507,367
 Deposit                                       1,807,789         3,281     1,807,789
 Prepaid Expenses                                      -       117,155             -
                                             ------------  ------------  ------------
   Total Other Assets                          2,271,919     2,143,939     2,320,485
                                             ------------  ------------  ------------
   TOTAL ASSETS                              $ 7,408,030  $  4,004,675  $  7,835,144
                                             ============  ============  ============


                                                                      (F-3)
                 The Quantum Group, Inc., and Subsidiaries
                         Balance Sheets -Continued-
                        September 30, 1999 and 1998
                                (Unaudited)

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September     September      December
                                                30, 1999      30, 1998      31, 1998
                                             ------------  ------------  ------------
Current Liabilities
-------------------
 Accrued Expenses                            $   450,467  $    215,604  $    450,084
 Accounts Payable                                676,188       323,623       725,201
 Customer Deposits                             2,723,017     1,162,500     2,192,962
 Payroll Taxes Payable                             7,822             -             -
 Franchise Tax Payable                           103,548       103,548       103,548
                                             ------------  ------------  ------------
   Total Current Liabilities                   3,961,042     1,805,275     3,471,795

Long Term Liabilities
---------------------
 Capital Lease                                    75,996             -        25,503
 Notes Payable                                    10,198             -             -
                                             ------------  ------------  ------------
   Total Long Term Liabilities                    86,194             -        25,503

Minority Interest in Subsidiary                    9,463             -         9,463
-------------------------------

Stockholders' Equity
--------------------
 Common Stock 50,000,000 Shares
  Authorized; Par Value of $0.001
  Per Share;
   8,556,539, & 7,596,187 & 8,400,075
   Shares Issued Retroactively Restated
   Respectively                                    8,556         7,596         8,400
 Paid In Capital                               6,336,536     4,536,540     6,018,287
 Currency Translation Differential                18,199             -        18,199
 Accumulated Deficit                         ( 3,011,960) (  2,344,736) (  1,716,503)
                                             ------------  ------------  ------------
   Total Stockholders' Equity                  3,351,331     2,199,400     4,328,383
                                             ------------  ------------  ------------
   TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                      $ 7,408,030  $  4,004,675  $  7,835,144
                                             ===========  ============  ============


                                                                      (F-4)
                 The Quantum Group, Inc., and Subsidiaries
                          Statement of Operations
   For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                (UNAUDITED)


                                  Three       Nine      Three       Nine      Twelve
                                 Months     Months     Months     Months      Months
                                  Ended      Ended      Ended      Ended       Ended
                              September  September  September  September    December
                               30, 1999   30, 1999   30, 1998   30, 1998    31, 1998
                              ---------- ---------- ---------- ----------  ----------
Revenues
--------
 Equipment Sales              $       -  $       -  $       -  $ 460,000   $2,882,007
 Other Income                     5,596     80,394     14,928     64,024      70,893
                              ---------- ---------- ---------- ----------  ----------
   Total Revenues                 5,596     80,394     14,928    524,024   2,952,900

   Cost of Sales                      -          -     14,199    452,374   1,761,775
                              ---------- ---------- ---------- ----------  ----------
   Gross Profit                   5,596     80,394        729     71,650   1,191,125

Expenses
--------
 Salaries and Wages              60,806    106,334          -          -           -
 Depreciation                    42,636     77,982     10,832     34,784      47,691
 Amortization                    16,189     48,567     16,189     41,068      57,256
 Travel                          26,462    155,780     19,882     96,154     155,442
 Professional Fees               42,371    120,125     23,467     41,929      56,978
 Office                          55,111    130,158     16,426     41,367      98,139
 Rent & Utilities                19,271     47,610     16,485     43,191      63,259
 Administrative Expenses         50,262    158,881     58,704    152,724     249,909
 Consultant Fees                183,947    397,255    115,307    306,014     449,508
 Interest                             -          -          -        219         804
 Joint Venture Expenditures     133,159    133,159          -          -           -
 Accounts Receivable Written
  Off                                 -          -          -          -     100,000
 Foreign Currency
  Translation                         -          -          -          -   (  27,764)
 Research and Development             -          -          -          -      13,544
                              ---------- ---------- ---------- ----------  ----------
   Total Expenses               630,214  1,375,851    277,292    757,450   1,264,766

   Net Income (Loss)
   From Operations            ( 624,618) (1,295,457)          (  276,563)  ( 685,800)     (  73,641)


                                                                      (F-5)
                 The Quantum Group, Inc., and Subsidiaries
                    Statements of Operations -Continued-
   For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                (UNAUDITED)


                                  Three       Nine      Three       Nine      Twelve
                                 Months     Months     Months     Months      Months
                                  Ended      Ended      Ended      Ended       Ended
                              September  September  September  September    December
                               30, 1999   30, 1999   30, 1998   30, 1998    31, 1998
                              ---------- ---------- ---------- ----------  ----------
Other Income (Expenses)
-----------------------
 Interest Income                      -          -          -          -      13,583
 Gain on Sales of Residence           -          -          -          -           -
 Loss on Investment                   -          -          -  (  20,000)  (  20,000)
 Investment Valuation Loss            -          -          -  (  23,125)          -
                              ---------- ---------- ---------- ----------  ----------
   Total Other Income
   (Expenses)                         -          -          -  (  43,125)  (   6,417)

Taxes & Minority Interest
-------------------------
 Minority Interest                    -          -          -          -       2,492
 Provisions for Taxes
  - Current                           -          -          -          -   (  23,125)
                              ---------- ---------- ---------- ----------  ----------
   Total Taxes &
   Minority Interest                  -          -          -          -   (  20,633)

   Net Income (Loss)          ($624,618) ($1,295,457)         ($ 276,563)  ($728,925)     ($100,691)

   Net Income (Loss)
   Per Share                  ($   0.07) ($   0.15) ($   0.04) ($   0.11)  ($   0.01)

   Weighted Average Shares
   Outstanding                8,452,170  8,556,539  7,596,187  6,493,548   8,400,075

   Diluted Net Profit Per
   Share                            N/A        N/A        N/A        N/A           -



                                                                      (F-6)
                 The Quantum Group, Inc., and Subsidiaries
                     Statement of Shareholders' Equity
                 From January 1, 1997 to September 30, 1999
                                (UNAUDITED)


                                           Common Stock        Paid In   Accumulated
                                         Stock     Amount      Capital       Deficit
                                   --------------------------------------------------
Balance, January 1, 1997             3,153,409  $   3,153   $1,684,668  ($ 1,717,705)

Shares Issued for Cash                 100,000        100      149,900

Shares Issued to Officers
for Debt                             1,600,000      1,600       98,400

Profit for the Year Ended
December 31, 1997                                                            101,893
                                   --------------------------------------------------
Balance, December 31, 1997           4,853,409      4,853    1,932,968  (  1,615,812)

Shares Issued Regulation
S for Cash                           2,500,000      2,500    3,952,536

Shares Issued on Exercise
of Options                             396,666        397       24,177

Shares Issued to Minority
Interest Shareholders to
Acquire 100% of Subsidiary
Stock                                  650,000        650      108,606

Loss for the Year Ended
December 31, 1998                                                       (    100,691)
                                   --------------------------------------------------
Balance, December 31, 1998           8,400,075      8,400    6,018,287  (  1,716,503)

Shares Issued Regulation S
For Cash                               156,284        156      318,249

Loss for the Nine Months
Ended September 30, 1999                                                (  1,295,457)
                                   --------------------------------------------------
Balance, September 30, 1999          8,556,539  $   8,556   $6,336,536  ($ 3,011,960)
                                   ==================================================




                                                                      (F-7)
                 The Quantum Group, Inc., and Subsidiaries
                            Statement Cash Flows
           For the Nine Months Ended September 30, 1999 and 1998
                                (UNAUDITED)


                                                    Nine          Nine        Twelve
                                                  Months        Months        Months
                                                   Ended         Ended         Ended
                                               September     September      December
                                                30, 1999      30, 1998      31, 1998
                                             ------------  ------------  ------------
Cash Flows from Operations
--------------------------
 Net Profit (Loss)                           ($1,295,457) ($   728,924) ($   100,691)
 Adjustments to Reconcile Net Profit
 or (Loss) to Net Cash
  Write Off Accounts Receivable                        -             -       100,000
  Amortization and Depreciation                  126,549        75,851       104,947
  Non Cash Expense                                     -        37,000             -
  Minority Interest                                    -  (    109,256)       12,210
 Changes in Operating Assets & Liabilities
  (Increase) Decrease in Accounts
   Receivable                                          -  (     29,092) (  2,354,061)
  (Increase) Decrease in Inventory           (    88,554)            -        10,335
  (Increase) Decrease in Prepaid Expenses              -  (    117,155)            -
  (Increase) Decrease in Deposit on
   Inventory                                 (   393,199)            -       118,430
  (Increase) Decrease in Prototype Impact
   500                                                 -             -  (     63,203)
  (Increase) Decrease in Notes Receivable
   - Officer                                 (    43,422) (     30,000) (     30,932)
  (Increase) Decrease in Prepaid Insurance           220             -  (        440)
  (Increase) Decrease in Deposits                      -             -  (  1,804,508)
  Increase (Decrease) in Accrued Expenses            383  (    336,795) (    102,315)
  Increase (Decrease) in Accounts Payable        (49,013)      183,607       585,185
  (Increase) Decrease in Customer Deposits       530,055     1,160,000     2,190,462
  Increase (Decrease) in Cash Pledged                  -             -  (        104)
  Increase (Decrease) in Payroll Taxes             7,822             -             -
  Rounding                                             -  (          1)            -
                                             ------------  ------------  ------------
   Net Cash Provided (Used) by
   Operating Activities                      ( 1,204,616)      105,235  (  1,334,685)


                                                                      (F-8)
                 The Quantum Group, Inc., and Subsidiaries
                            Statement Cash Flows
           For the Nine Months Ended September 30, 1999 and 1998
                                (UNAUDITED)


                                                    Nine          Nine        Twelve
                                                  Months        Months        Months
                                                   Ended         Ended         Ended
                                               September     September      December
                                                30, 1999      30, 1998      31, 1998
                                             ------------  ------------  ------------
Cash Flows from Investing Activities
------------------------------------
 Purchase of Land                                      -             -  (    179,309)
 Purchase of Equipment                       (   692,027) (      9,567) (     82,389)
 Purchase (Sale) of Securities                         -        36,125        73,125
 Purchase of License Right                             -  (    150,000) (    150,000)
 Purchase of Furniture                                 -             -        40,000
 Purchase of Vehicle                         (    31,220)            -             -
 Sale of Press                                         -             -       216,635
 Investment in Joint Venture                           -  (  1,494,722)            -
                                             ------------  ------------  ------------
   Net Cash Provided (Used)
   by Investing Activities                   (   723,247) (  1,618,164) (     81,938)

Cash Flows from Financing Activities
------------------------------------
 Sale of Common Stock                            318,405     2,606,315     3,759,611
 Payment of Long Term Debt                             -  (    721,318) (    721,318)
 Increase (Decrease) in Amounts
  Due Officers                                         -  (      7,919) (      7,919)
 Increase in Notes Payable                        10,198             -             -
 Increase Capital Lease                           53,258             -        27,655
 Payment Capital Lease                       (     2,766)            -  (      2,152)
                                             ------------  ------------  ------------
   Net Cash Provided (Used)
   by Financing Activities                       379,095     1,877,078     3,055,877
                                             ------------  ------------  ------------
   Increase (Decrease) in Cash               ( 1,548,768)      364,149     1,639,254

   Cash at Beginning of Period                 1,781,944       142,690       142,690
                                             ------------  ------------  ------------
   Cash at End of Period                     $   233,176   $   506,839   $ 1,781,944
                                             ============  ============  ============
Disclosures from Operating Activities
-------------------------------------
 Interest                                    $         -  $        219  $        804
 Taxes                                                 -             -             -

Significant Non Cash Transactions
---------------------------------
 650,000 Shares of Common Stock Issued to
 Acquire Minority Interest in Subsidiary              -       109,256       109,256




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