Form 10KSB
period 1999-12-31
QUANTUM GROUP INC /NV/
filed 2000-04-14
CIK 921450

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1999
                                    -----------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to
                                         -------------    -------------
                       Commission File Number 0-23812
                                             --------

                          THE QUANTUM GROUP, INC.
                         -------------------------
               (Name of small business issuer in its chapter)

          Nevada                                            95-4255962
-------------------------------                   -------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

Park Irvine Business Center 14771 Myford Road,
    Building B Tustin, California                                   90744
---------------------------------------------                   -----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code       (714) 508-1470
                                                         ----------------
Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
                   $.001 par value, common voting shares
                  ---------------------------------------
                              (Title of class)

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

The issuer's revenue for its most recent fiscal year was: $17,821.

The aggregate market value of the issuer's voting stock held as of April 13, 2000, by non-affiliates of the issuer was $16,888,418.

As of April 13, 2000, issuer had 10,384,672 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.    Yes [  ]  No [X]

Documents incorporated by reference: none

                 Page 1 of 51 consecutively numbered pages

                          The Quantum Group, Inc.
     Annual Report on Form 10-KSB for the Year ended December 31, 1998
--------------------------------------------------------------------------

TABLE OF CONTENTS
--------------------------------------------------------------------------
                                   PART I

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

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 20

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . 20

                                  PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  . . . . . . 23

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 25

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 25

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 26

                                  PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 27

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28


--------------------------------------------------------------------------

                                   PART I

--------------------------------------------------------------------------

                        FORWARD LOOKING INFORMATION

--------------------------------------------------------------------------

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

--------------------------------------------------------------------------

                      ITEM 1.  DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------

     The Quantum Group, Inc., (the "Company"), is in the business of developing innovative products and technologies in the environmental and recycling industries for tire rubber recycling and aftermarket products plants. The principal offices of the Company are located at the Park Irvine Business Center, 14771 Myford Road, Building B, Tustin, California 92780. The Company was organized as a corporation in 1968, under the laws of the State of California. In 1988 the Company changed its domicile from California to the State of Nevada and has operated as a Nevada corporation since that time. The Company is registered and qualified to do business in the State of California.

     The business of the Company and its subsidiaries is focused in three primary areas. First, The Company manufactures and sells its own equipment and equipment manufactured by others which produces recycled rubber from automobile and truck tires, commonly known as "crumb rubber." The Company also manufactures and sells its own equipment and equipment of others which makes aftermarket products from crumb rubber. Second, the Company and its subsidiaries also own and operate tire recycling facilities, through joint venture agreements, which manufacture crumb rubber and aftermarket products. Third, the Company and its subsidiaries operate in the construction industry, primarily in the area of crumb rubber modified asphalt paving, commonly known as "CRM" asphalt.

                                     3

     The Company conducts most of its operations through several wholly owned subsidiary companies. The corporate organization is as follows:

                          -----------------------
                          |         THE         |
                          |       QUANTUM       |
                          |      GROUP, INC.    |
                          -----------------------
                                     |
                                     |
                                     |
   ----------------------------------------------------------------------
         |             |           |             |               |
   ------------   ----------   --------      ---------      ------------
   | POSEIDON |   | QCAL,  |   | QEST |      | QMAX  |      | EURECTEC |
   | PRODUCTS,|   | Inc.   |   |  Inc.|      | Inc.  |      |   INC.   |
   |   GmbH   |   |        |   |      |      |       |      |          |
   ------------   ----------   --------      ---------      ------------
                                   |             |
                               --------      ---------
                               | QIND |      | MAT,  |
                               | INC. |      | INC.  |
                               --------      ---------

Company Subsidiaries
--------------------
     Equipment Marketing and Sales
     -----------------------------

     Quantum Environmental Solutions & Technology, Inc. ("QEST")
     -----------------------------------------------------------
     is a wholly owned subsidiary of the The Quantum Group, Inc. QEST was established pursuant to the laws of the State of Nevada on April 21, 1997. QEST was put into active operations during the fourth quarter 1999. The primary responsibility of QEST is the marketing and sales of tire recycling and aftermarket product equipment systems.

     Quantum Environmental Solutions & Technology Industries, Inc. ("QIND")
     ----------------------------------------------------------------------
     is a wholly owned subsidiary of QEST. QIND was established pursuant to the laws of the State of Nevada on April 21, 1997. QIND was formed to market and sale tire recycling systems and aftermarket product equipment systems in Canada.


                                     4

     Joint Venture Facilities
     ------------------------

     QCAL, Inc.  ("QCAL")
     --------------------
     Is a wholly owned subsidiary of The Quantum Group, Inc. QCAL was established pursuant to the laws of the State of California on October 22, 1999 for the purpose of entering into joint venture agreements in the State of California to own and operate tire recycling and aftermarket product manufacturing facilities.

     Through QCAL, the Company entered into a joint venture agreement with the State of California Department of Corrections ("CDC") for construction and operation of a tire crumbing facility at the Richard J. Donovan Correctional Facility at Rock Mountain in San Diego County, California ("Donovan Correctional Facility"). This plant will manufacture crumb rubber at the prison facility using an inmate workforce. The Donovan Correctional Facility plant is currently 60% operational and the Company anticipates it will be fully operational by the third quarter of 2000.

     The Donovan occupies a 10,000 square foot facility. As part of the joint venture agreement, CDC has agreed to allow the Company to use this plant as a showcase for its marketing efforts. The Company intends to take prospective buyers to the plant to demonstrate a small scale tire crumbing facility.

     The Company currently has 10 trained inmate-employees at this facility, and expects to expand its workforce as needed. Thomas Driscoll, the Company's Vice President of Operations, is currently working on location overseeing construction, installation, training and operations of this plant.

     Depending upon the success of the initial phase of this project, and finances permitting, the Company may seek to expand operations at the Donovan Correctional Facility plant to include some aftermarket product manufacturing or equipment fabrication.

     Poseidon Products GmbH.
     -----------------------
     In a joint venture agreement with SteG, a German Government sponsored company, the Company established Poseidon Products GmbH ("Poseidon") which will construct and operate a tire recycling facility in Penkun, in the state of Mecklenburg-Vorpommern to produce crumb rubber and to manufacture a wide range of value added aftermarket products. The plant is designed to shred and granulate tires into crumb rubber. Some of the crumb rubber will be devulcanized with the Company's Revulc 300 machine. The devulcanized rubber will be used in a variety of products. The balance of the crumb rubber will be used for in house manufacturing of value added products using press systems and other technologies.

     Ground breaking for the Poseidon joint venture occurred September 17, 1998 in Penkun, Germany. Site improvements were begun and foundations for the plant were commenced. Due to difficulties Poseidon has encountered in obtaining debt financing, construction of the Poseidon facility has been delayed. Initially, the Company negotiated with Deutsche Bank to provide funding. German state government officials have agreed to proceed with the project and guarantees have been pledged by the State of Mecklenburg. This should enable the conclusion of funding with either Deutsche Bank, Deutsche Kredit Bank and other banks with whom the Company is presently negotiating. Due to the size and nature of this project, concluding the necessary funding with grant and loan agreements has caused further delays. Management believes all necessary funding agreements will be completed during the second quarter of 2000.
                                     5

     Pending completion of funding, environmental compliance, and building construction assuming contractors are able to maintain the current construction schedule, the Company anticipates the Poseidon facility to be complete and operational during the fourth quarter of 2000. Poseidon has opened offices in Penkun and has commenced a marketing study and plan to introduce and sell its manufactured products in Germany and Europe.

     As the Poseidon facility will incorporate all of the equipment and technology the Company has to offer, the Company anticipates the Poseidon facility to be a showcase for future full scale tire recycling plant sales. The plant, equipment and technology is the culmination of research and development by the Company.

     Construction Industry
     ---------------------
     Quantum Modified Asphalt Xcetera, Inc., ("QMAX")
     ------------------------------------------------
     Is a wholly owned subsidiary of the The Quantum Group, Inc. QMAX was established pursuant to the laws of the State of Nevada on May 11, 1997. QMAX was put into active operations during the fourth quarter 1999. The Company believes a potentially large market for crumb rubber exists in the asphalt paving industry, where there appears to be significant interest in producing CRM asphalt paving. QMAX will oversee the Company's efforts in the CRM asphalt industry. This will include the use of specialized mobile equipment for the mixing of crumb rubber and asphalt at hot mix plants, overseeing technology transfer programs to international clients, on-site project management and seminars to educate both public and private sector engineers to the Company's products and services.

     Modified Asphalt Technologies, Inc. ("MAT")
     -------------------------------------------
     During the first quarter of 2000 the Company purchased Modified Asphalt Technologies, Inc., ("MAT") to be a subsidiary of QMAX, and entered into an employment agreement with its president Jeffery R. Smith. MAT and Mr. Smith are recognized leaders in the production and use of CRM asphalt. MAT and Mr. Smith have expertise in the areas of technology transfer, equipment manufacturing, material specifications and supply, quality assurance, personnel training, asphalt rubber binder production and application and implementation of asphalt rubber usage. The Company believes this acquisition will compliment the products and services QMAX currently offers and enable it to expand its operations in the CRM asphalt paving industry.

     Eurectec, Inc.  ("Eurectec")
     ----------------------------
     Is a wholly owned subsidiary of The Quantum Group, Inc. It was established for the primary purpose of negotiating license agreements with CISAP and SMS to market and sell their tire recycling and aftermarket product equipment. Unfortunately, neither manufacturer could provide equipment that operated at manufacturer's specifications. The Company's most recent sales of CISAP and SMS equipment were to buyers in Mexico and Saudi Arabia. Both facilities experienced significant problems, some of which are still unresolved. Because the CISAP and SMS equipment has not worked as represented, the Company is no longer selling, nor does it intend to sell CISAP or SMS equipment in the future. The Company is currently involved in litigation with CISAP. The Company is not currently involved in, nor does it anticipate being involved in litigation with SMS.

     With the conclusion of the Company's relationships with CISAP and SMS, Eurectec's primary business purposes no longer exist. The Company anticipates little, if any business will be transacted through Eurectec in the future.
                                     6

     The Company has developed a website which can be viewed at http://www.tqginc.com. The website allows visitors to access an overview of the Company's activities, obtain market information for the Company's trading stock and view the Company's EDGAR filings. The Company has a main portal website, http://www.tirerecycling.com which provides links to all of the company's subsidiaries' websites: QEST http://www.qest-quantum.com;
QCAL   http://www.qcal-quantum.com; and QMAX   http://www.qmax-quantum.com.
A Poseidon web site has also been established and may be viewed at http://www.poseidon-products.com. The web site, which is in German and English, provides a platform for showcasing the Poseidon joint venture and promoting an awareness of the Company. The Company is currently updating its websites.

Market For The Company's Products
---------------------------------
     In the United States there are over 275,000,000 tires discarded each year. There are currently between two and three billion tires stockpiled in the United States and an estimated 1,000,000,000 tires discarded annually worldwide. Although millions of tires are discarded every year, there has been no consensus on the best way to dispose of the tires. Waste tires continue to accumulate in huge tire dumps throughout the world. One of the early governmental responses to this problem was to require the tires be shred into small pieces to reduce the size of the tire dumps, the potential for fires, and the health hazards which existed because of mosquitoes and rodents which inhabit these tire dumps. The European Union has issued a directive banning landfilling of all tires, whether whole or shredded, by the year 2007.

     In an effort to induce recycling of tires in the United States, many states have enacted laws charging recycling fees on all new tire sales.
The fees are deposited into state operated funds which are used for grants to fund tire recycling technology research projects and to compensate tire recyclers for recycling tires. In addition, the federal and state governments have created a market for recycled rubber by enacting statutes which require that new road construction include a certain percentage of recycled rubber in the roads. A typical street one mile long and 30 feet wide using a 1.5 inch topping will use approximately 39,000 pounds of crumb rubber. An interstate highway one mile long and 72 feet wide using a 3 inch topping will require 186,000 pounds of crumb rubber in the topping mix.

     Several different methods for disposing of or recycling tires have been attempted. At one point, a market developed for shredded tires as fuel in cement kilns and electric power plants, however, most states have prohibited or strictly limited tire burning because of its adverse environmental impact. In addition, it has been recognized that tire burning is an inadequate use of the valuable rubber resource contained in the tires.

     In an effort to reclaim valuable resources from tires, attempts have been made to recover oil from tires through pyrolysis. Pyrolysis is a process of heating tires to very high temperatures and extracting the petroleum content from the rubber. To date pyrolysis systems have not reached commercial viability because of the substantial capital investment required to construct such systems, the high operating cost and low efficiency of such systems when compared to the price of crude oil.


                                     7

     Another system being offered by some of the Company's competitors is a cryogenic process which freezes the tires to very cold temperatures using liquid nitrogen, at which point the brittle rubber can be broken free of the steel and fabric content of the tire. Cryogenic systems are expensive, costing from 4 to 20 million dollars. To date, the Company is not aware of any facility using a cryogenic system that is not subsidized by government grants or private grants from producers of liquid nitrogen. Although this process uses much more sophisticated technology, the process tends to be cumbersome and expensive to operate. Moreover, if the equipment is shut down for maintenance or repairs the entire system must be taken off line for a period of days. Another disadvantage of such systems is that the crumb rubber made by the cryogenic process has reduced elasticity, which limits the usefulness of the crumb rubber for after market products.

     Other systems uses efficient shredding equipment, but rely on hammermill technology for granulating the shredded rubber. These systems tend to be very large, noisy and inefficient, largely because hammermill technology was designed for other industrial applications and has not been readily adaptable for use in tire recycling.

     In addition to the fact that there is no agreed upon best method for recycling scrap tires, another of the challenges facing the tire recycling industry has been the lack of reasonably priced equipment for the production of crumb rubber, particularly given the production capacity of such equipment and the prevailing market prices of crumb rubber. Prices of crumb rubber vary according to the mesh (size) of the rubber. The March 2000 issue of Scrap Tire and Rubber Users Directory, 2000, published by Recycling Research Institute, provided information regarding historical market prices of tire-derived materials, including crumb rubber. In 1999-2000, the average price of crumb rubber with a mesh of minus 10 was $.05 -
 .18 per pound. This is the size most commonly used in asphalt paving. Aftermarket products manufactured from press equipment use rubber of approximately minus 30 mesh, which for 1999-2000 was priced at $.08 - .32 per pound. Very finely ground crumb rubber which is suitable for devulcanization is usually minus 80-100 mesh. In 1999-2000 crumb this size ranged in price from $.17 - .75 per pound.

     Another obstacle to market development has been the limited and uncertain demand for crumb rubber. Without an established market for crumb rubber and reasonably predictable prices for crumb rubber there is no way to assure a recycler that he could recover his capital investment or make a profit on a recycling operation. In turn manufacturers have been reluctant to specify the use of crumb rubber in products because of the lack of a broad and consistent supply of high quality crumb rubber at predictable prices.

     Moreover, the tire recycling industry is highly competitive, no single competitor holds a dominant market position. Some of the Company's competitors have longer operating histories and are financially stronger than the Company. There are several companies which offer different pieces of equipment to recyclers such as shredders, slitters and granulating equipment. Few companies, however, offer complete recycling systems which include all equipment required to process whole tires to crumb rubber and in turn use crumb rubber to produce aftermarket products.

     The Company believes the system it offers has several advantages over the systems offered by competitors, including (i) lower initial cost of a system; (ii) higher operating efficiencies and lower operating expense;
(iii) less maintenance down time; and (iv) recycling at ambient temperatures resulting in high quality crumb rubber output.
                                     8

Products
--------
     Crumbing Equipment
     ------------------
     Eco Granulating System ("EGS")
     ------------------------------
     The Company, working with outside engineering firms, has designed a complete tire recycling and granulating production system which integrates individual pieces of tire recycling equipment made by other manufacturers. The EGS System reduces scrap automobile and truck tires to useful and valuable crumb rubber, reusable steel scrap and nylon fluff. The system as designed follows common processing steps accepted in the industry. The process begins by sending truck tires through a de-beader, slitter and shredder. Automobile tires go directly to a shredder. In the next step, the shredded material is fed to a grizzly which extracts approximately 90% of the steel from the shredded tires and further reduces the size of the material to minus one inch. Then the material is processed through a magnetic separator which removes the steel shred and a pneumatic aspiration system which removes the nylon fibers. The product is processed through a granulator which further reduces the shred to approximately 5 mesh and removes any remaining steel and fabric. Finally, the crumb rubber is processed through a granulator which reduces the product to particle sizes ranging from 0 to .5 mm, .5 mm to 2 mm, 2 mm to 4 mm. The EGS System will also offer as an option, a grinder which will reduce the crumb rubber to minus 60 mesh.

     The EGS System the Company markets does not require the Company to manufacture any equipment. Most of the equipment used in the system e.g., de-beaders, slitters, grizzlies, grinders and granulators are currently manufactured by other companies. If necessary, third party contractors can manufacture all of the equipment and parts required to integrate the individual pieces of equipment into a unified recycling system.

     SuperCollider - Impact 500 Technology
     -------------------------------------
     During 1997, the Company worked on the in-house development of a compact SuperCollider machine designed to take large mesh size crumb rubber produced by the EGS System and buffings from tire retreading and pulverize it into fine powder in order to open up several new markets. These markets include extrusion products, press products and products combining super-fine crumb and plastic. The Company finalized the engineering for the SuperCollider and concluded the development, prototype work and initial performance testing during 1998 and early 1999. After testing the initial prototype, the Company decided not to sell the SuperCollider into the market until a number of improvements could be made. During 1999, the Company made those improvements and began additional testing. Testing of the improved SuperCollider is now about 95% complete as of December 31, 1999. The first SuperCollider is currently being installed at the Donovan Correctional Facility.

     REVULCON(R) - Revulc 300 Technology
     -----------------------------------
     The Company entered an exclusive worldwide license agreement with Faru GmbH., Dresden, Germany ("Faru"). Faru is the patent holder of the REVULCON technology. This technology enables the production of high density, smooth finish rubber moldings and extrusions, including new tires, by adding REVULCON compound. This is done by a process of devulcanizing the rubber, returning it to a state where it can be utilized in new products and re-vulcanized. The reactivated rubber waste can be processed without further additives to rubber products like mats, plates, solid rubber tires, components for fall protection, elements for sound and
                                     9
vibration deadening, blocking and insulating layers against heat and moisture. Profiles and other goods can be made by extrusion or injection molding when the revulcanized rubber is mixed with fresh rubber or plastics. While there are other companies developing and marketing competing technology, the REVULCON(R) technology is the only one that does not introduce or use of chemicals in its process.

     The Company has negotiated an agreement with Ermafa GmbH, Dresden, Germany, ("Ermafa") to manufacture equipment using the Revulcon technology. This equipment is being sold under the brand name Revulc 300. The first Revulc 300 has been manufactured and is currently operational in the Coswig plant. Three additional machines are in various stage of construction. The first of these machines will be installed at the Donovan Correctional Facility; the second one will be installed at the Poseidon Facility. The Company anticipates selling the third machine to an outside purchaser.

     Aftermarket Product Equipment
     -----------------------------
     Eco-Press
     ---------
     The Company also sells press equipment which can be used to process crumb rubber into value added aftermarket products including door mats, anti-fatigue mats, cattle and heated per mats, roofing products, irrigation hoses, trailer liners, carpet underlay and "Ecoplas" (a combination of recycled rubber and plastic from which many wood replacement products are made). Industrial products such as speed bumps, traffic cones, curbside recycling bins, road marker posts and sound barriers, and sports surfaces such as tennis and other ball game courts, gymnastic and running track surfaces, and playground safety surfaces are other end products which can be manufactured using crumb rubber.

     Rothbury Technology
     -------------------
     The Company, has the exclusive worldwide manufacturing and marketing rights to a process for giving a mixture of crumb rubber granulates, resins and other additives heat conductive characteristics for use in products such as heatable floor coverings, cattle and pet mats and underlayments developed by Rothbury Engineering Limited, Great Britain.

     The Rothbury technology relies on a heating filament, which operates on either AC or DC electricity, imbedded in a rubber underlayment. These products can be operated more cost effectively than interior forced air and radiant heating systems. In exterior applications, the heated rubber products provide superior heat conducting properties to other available technology such as heating coils in concrete. These heated products give manufacturers new products and a new market for crumb rubber.

     The Company has applied for UL listing in Europe. The Company has also filed for patent protection on this technology subject to the license agreement. If the patent is granted, it will be held by The Quantum Group, Inc.

Research and Development
------------------------
     As discussed above, the Company had a prototype of its Impact 500 SuperCollider by the end of 1998, it decided to make various improvements to the Impact 500 before selling it to the public. Because the Impact 500 was initially completed in 1998, all of the research and development associated with that technology was charged off in 1998. Thus, in accordance with certain accounting principles, despite the fact that the Company continued to improve and develop the Impact 500, the Company's accounting records show that it spent no money on research and development during 1999.
                                 10

Marketing and Sales
-------------------
     The Company has been most successful marketing and selling outside of the United States where attractive incentives are offered to investors by way of government grants, low interest loans and tax advantaged investment programs.

     The Company has encountered challenges selling its tire recycling systems in the United States. These obstacles arise from the substantial capital expenditure required to commence a recycling facility and the inability of interested parties to secure adequate supplies of tires for recycling. The owners of large tire dumps have been reluctant to make the substantial capital investment necessary to realize additional value from the discarded tires. Tire dump operations have been profitable simply from the tipping charges received at the time tires are delivered to such tire dumps. Tire dumps, however, are now being recognized as nuisances and public safety hazards. The emerging trend is to require storage operators to do more than store tires in large dumps. As the tire recycling industry matures, owners of tire dumps will be prohibited from operating mere dumps and will be required to recycle the tires or sell them to a recycler.

     An additional challenge to the Company in marketing the recycling systems is the long sales cycle. Typically, it takes twelve to twenty four months from the time the Company has its initial contact with a potential customer until equipment is installed and the Company is paid in full.

     The Company continues to rely principally on the efforts of its officers and directors to generate sales. Historically, the Company's principal method of marketing has been through direct sales by officers of the Company and its 12 independent commissioned sales representatives worldwide. The Company believes its active participation in trade shows, trade organizations is providing strong industry connections and marketing opportunities. The Company is also advertising in technical and trade journals and articles and on the Company's website. Finally, the Company believes its joint venture projects at the Donovan Correctional Facility and Poseidon will provide excellent marketing platforms for the sale of the Company's products.

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

     The Company's management attended and made a successful presentation at the first European International Symposium on Crumb Rubber in Asphalt Paving held in Meclkenburg-Vorpommern Germany. In the upcoming months, the Company's management plans to attend the ETRA European Tire Recycling Congress and Annual General Meeting to be held in Brussels in March and the ITRA Annual meeting in May. The Company is considering attending several other international shows during the third and fourth quarters of 2000.

     Despite significant effort, to date the Company has been unable to establish consistent sales volume. The Company credits this to a number of factors. First, although the problem of waste tires has existed for decades, the tire recycling industry is still in its early stages of development worldwide. No single response to the problem of waste tires has become generally accepted. While momentum in the industry seems to

                                     11
favor tire recycling, which reclaims the rubber resource, no single technology or method has achieved market dominance. Under these conditions, potential purchasers are slow to buy. Second, because of limited sales, manufacturers of recycling equipment do not carry large inventories of equipment, which significant lengthens the sales cycle. Third, due to inconsistent sales volume, the Company has had limited capital and has maintained only a limited marketing and sales staff.
While these factors have made it difficult for the Company to create consistent cash flow and compete successfully in the industry, they also form significant barriers to entry by competitors who will face many of the same challenges.

     In December 1999, QEST entered into a memorandum of understanding with Shandong Hongli Co,. Ltd., of Shandong, China. The memorandum of understanding provides that Shangdong Hongli will: purchase shredding and granulating equipment capable of processing 10,000 tons of radial automobile tires per year; purchase an Impact 500 SuperCollider; and receive a license to manufacture and sale the EGS System in China, subject to the parties entering into a definitive agreement.

Employees
---------
     Currently the Company has 16 employees other than its officers and directors, its twelve independent outside sales persons and an outside consultant. The Company relies heavily on the efforts of its President, Ehrenfried Liebich. It also relies upon the services of various consulting agencies including agencies owned and operated by Keith Fryer, a Company Vice President, Secretary, and Director and John Pope, the Company Treasurer, a Vice President and Director. The Company currently employs six persons at its corporate headquarters including two administrative staff, two management staff, one sales person and one technical staff member. The Company employees ten persons in addition to Thomas Driscoll, a Vice President, at its San Diego facility.

-------------------------------------------------------------------------

                      ITEM 2.  DESCRIPTION OF PROPERTY

-------------------------------------------------------------------------
     On March 1, 2000, the Company renewed its lease agreement to lease an industrial condominium in a multi-tenant building for use as its principal executive office. The Company pays $3,821.00 per month for 4,495 square foot facility. The lease expires on February 28, 2002 and has a renewal option for an additional year. The building is located at Park Irvine Business Center, 14771 Myford Road, Building B, Tustin, California 92780. The space the Company is leasing is sufficiently large to accommodate all of its administrative and storage needs.

-------------------------------------------------------------------------

                         ITEM 3.  LEGAL PROCEEDINGS

-------------------------------------------------------------------------
     On or about April 23, 1999, Eurectec was named as a defendant in a complaint filed in the Court in Pistoia, Italy by Tyre's Ecology S.r.l., ("Tyre") formerly known as CISAP Ecology S.r.l. ("CISAP Ecology"). Tyre succeeded to the interest of CISAP Spa ("CISAP") as a party to the marketing agreement between Eurectec and CISAP. Under the marketing agreement Eurectec was granted the exclusive rights to market certain tire granulating equipment manufactured by CISAP. The agreement required a minimum number of granulating systems to be sold by Eurectec to maintain the exclusive rights. Due to the poor performance of CISAP and its equipment Eurectec has not met its minimum sales quota. As part of the lawsuit, Tyre is seeking to terminate the marketing agreement.
                                 12

     The Company is not concerned with the threatened loss of the marketing rights held by Eurectec because it believes those marketing rights hold limited value given the manufacturers' consistent failure to deliver commercially viable equipment to purchasers. Moreover, the Company is now doing business with other manufacturers of shredding and granulating equipment that the Company believes is superior to the CISAP equipment.

     Tyre is also seeking to recover damages in the approximate amount of $520,000 arising from alleged misstatements by Eurectec as to the manufacturers' represented through-put capacity of equipment and alleged defamation by Eurectec and Marco Morbidelli, a former Tyre engineer who has performed work for Eurectec and purchasers of CISAP and Tyre equipment in Saudi Arabia and Mexico.

     The Company intends to vigorously defend itself on the basis that none of the CISAP or Tyre equipment sold to any of the purchasers introduced by Eurectec has been capable of operating as represented. Moreover, CISAP and Tyre have failed to deliver purchased equipment, failed to properly install equipment as required by contract and failed to provide warranty service to the purchasers of the equipment.

     The Company has incurred substantial costs attempting to obtain performance for its clients and has suffered substantial damages to its business as a result of the plaintiff's unwillingness and inability to perform under its sales agreements.

     Because of these excessive costs the Company filed a counterclaim against Tyre in the Court in Pistoia, on January 11, 2000. The Company seeks to recover damages in the amount of U.S.$4,366,154.

     Marco Morbidelli, and the purchasers of the equipment in Saudi Arabia and Mexico have told the Company that they will support and cooperate with the Company in its defense against Tyre's claims and its efforts to establish CISAP's and Tyre's breaches of various equipment purchase agreements.

-------------------------------------------------------------------------

                 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITIES HOLDERS

-------------------------------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 1999.

-------------------------------------------------------------------------

                                  PART II

-------------------------------------------------------------------------

                   ITEM 5.  MARKET FOR COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS

-------------------------------------------------------------------------

     The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "QTMG." As of March 3, 2000 the Company had 456 shareholders holding 10,384,672 common shares. Of the issued and outstanding common stock, 2,772,293 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission . The Company has never declared a dividend on its common shares.
                                 13

     The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                   BID PRICES          ASK PRICES
                                   HIGH      LOW       HIGH      LOW
1998
----
First Quarter ended March 31       3.00       .50      3.3125    1.1875
Second Quarter ended June 30       4.1875    2.875     4.3125    3.00
Third Quarter ended Sept. 30       3.625     2.00      3.75      2.375
Fourth Quarter ended Dec. 31       4.375     2.875     4.4375    3.125

1999
----
First Quarter ended March 31       4.25      3.0625    4.50      3.375
Second Quarter ended June 30       3.125     2.50      3.50      2.875
Third Quarter ended Sept. 30       3.25      2.65625   3.375     3.00
Fourth Quarter ended Dec. 31       3.00      1.4375    3.15625   1.5625

     The foregoing figures were furnished to the Company by the National Quotation Bureau, 11 Penn Plaza, 15th Floor, New York, New York 10001.

-------------------------------------------------------------------------

                   ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
     As of December 31, 1999, the Company had cash on hand of $ 242,934. The Company raised $1,107,484 during 1999 in a Regulation S offering. The Company acquired debt of $282,438 during 1999. $272,240 of this debt was incurred by Poseidon Products, GmbH, the Company's joint venture in Germany. The remaining $10,198 is for an installment purchase for the Company's QCAL operation in San Diego.


Results of Operations
---------------------
Comparison of the year ended December 31, 1999, and the year ended December 31, 1998
--------------------------------------------------------------------------
     The Company generated a loss of $ 2,642,390 in the year ended December 31, 1999 compared to a loss of $100,691 for the year ended December 31, 1998. The primary reason for the differences is that the Company had no revenue from sales of equipment in 1999 to unrelated third parties. The 1998 revenue from equipment sales was $2,882,007 with a gross profit of $1,191,125. During 1999 the Company concentrated on the purchase and manufacture of equipment for its QCAL subsidiary operation and delayed sales efforts to other customers until equipment package specification were modified and updated and until the QCAL facility was operational. The1999 loss includes an Accounts Receivable write off of $347,220, the 1998 loss included an accounts receivable write off of !00,000. No revenue from license fees was generated in either the year ended December 31, 1999 or 1998.
                                 14

     The majority of the Company's sales are recorded when equipment is shipped and title passes to the buyer. Typical sales are by letter of credit, with the funds released by the bank when the equipment is placed for shipment with the carrier. To date, payment for the Company's equipment sales have been made on the basis of 10% due at the time of sale, 80% due on shipment of the equipment and 10% due on the completion of installation. This has resulted in the Company receiving its revenue in large lump sums at irregular intervals rather than smaller amounts at frequent intervals. The Company intends that future equipment sales require 15%-20% of the amount due at the time of sale and the balance upon delivery, with the equipment manufacturer supplying the purchaser with performance and completion bonds prior to delivery. Additionally, the sales of product from QCAL will be of smaller amounts with more frequent sales. Equipment purchased for the use of a subsidiary or joint venture is recorded as a purchase of assets with no revenue or inter-company profit generated upon the transfer to the operating entity

     Net cash used in operations was $ 836,692 during the year ended December 31, 1999 compared to $1,334,685 in the year ended December 31, 1998. During 1999, Accounts receivable decreased by $2,747,576, Furniture and fixtures increased by $35,443, Equipment increased by $1,414,664. Inventory increased $120,044, Customer deposits decreased $1,897,779 and Deposits decreased by $775,717. Cash used in operations in 1998 was from an increase in Accounts Receivable of $2,354,061, Deposits increased by $1,804,508, offset by an increase in Customer Deposits of $2,190,462. $179,309 was used for the purchase of land. Accrued Expensed decreased by $102,315 while Accounts Payable increased by $585,185.

     Accounts Receivable decreased in the year ended December 31, 1999 by $2,747,576. This decrease was from the payments received from customers of $1,724,810, the return, cancellation, and crediting of a sale of $675,546 and the write off of $347,220. The write off is of all remaining balances on the Mexico project. The Company believes that as a result of difficulties with the Cisap equipment, combined with other factors, the financial viability of the Mexico project is so low that collection of the outstanding balances is unlikely. The return involved a piece of equipment sold to but not yet installed in Germany. The customer returned the equipment to the Company who in turn installed it in the QCAL San Diego plant.

     Furniture and fixtures increased by $35,443, due to furniture purchased for the QCAL facility and for the Quantum Group corporate offices.

     Equipment increased due to the purchase of Equipment for the QCAL facility and from the manufacturing costs of completing the Impact 500, and transferring the 1998 balance of $63,203 for the prototype to equipment upon its installation in San Diego.

     Customer deposits decreased upon applying the deposits to invoices upon the completion of installation and testing at customer sights. Deposits with vendors decreased as the deposits were applied to the Company's liability upon installation and upon receipt of equipment for the QCAL San Diego facility

     Inventory consists of purchased crumb rubber on site at the Company's QCAL San Diego facility. This crumb was purchased from Mexico to provide safety stock raw materials and to facilitate crumb rubber re-sales prior the San Diego facility reaching full capacity production.

                                     15

     Franchise Taxes payable balance at December 31 1999 and 1998 of $103,548 consists of $70,691 Federal taxes and $32,857 in California state taxes. Although the Company has a Net Operating Loss Carry Forward for Federal Income Tax purposes, the law provides that the utilization of the NOL is a preference item triggering the Alternative Minimum Tax. The State of California does not have a NOL Carry Forward . The Company has delayed April 14, 2000payment of this balance pending clarification of certain collections and timing differences, but anticipates that payment will be made during the second half of 2000.

     Accrued expenses decreased in the year ended December 31, 1999 by $366,041, compared to a decrease of $102,315 in the year ended December 31, 1998. Accounts payable declined $71,684 in the year ended December 31, 1999 compared to an increase of $585, 185. The 1998 increase relates to the open invoices for a two large sales shipped just prior to yearend. Aside from those two open items, the general reduction of accrued expenses and accounts payable is a result of more timely disbursements.

     Minority interest was $9,463 at the end of December, 1998. That interest represents the remaining balance of the German investment in the Poseidon joint venture project after giving effect to their 20% portion of the 1998 operating loss. The loss for the year ended December 31, 1999 exceeds the minority interest equity, which was accordingly reduced to zero.

     The carrying value of the land owned by the Poseidon joint venture was reduced to $157,753 at December 31, 1999 from $179,309 at December 31, 1998. this reduction is as a result of the decline in valuation of the German Mark against the US Dollar. As this re valuation is of an existing asset, no loss is reported for operating statement purposes

     Depreciation Expense of $144,222 for the year ended December 31, 1999 exceeds the 1998 expense of $47,691 by $96,531. This is due to the equipment purchased and manufactured for the QCAL operation.

     Travel expenses of $167,274 for the year ended December 31, 1999 increased by 8% or $11,832 compared to the year ended December 31, 1998. This increase is due to increased marketing activities in support of the QCAL operation.

     Professional fees increased from $56,978 for the twelve months ended December 31, 1998 to $210,483 for 1999. This increase is due to the legal activities involving the CISAP litigation and in resolving the concerns of the various projects utilizing the cisap equipment.

     Office expenses of $97,356 for the twelve months ended December 31, 1999 are a slight reduction from the 1998 expenses of $98,139.

     Administrative expenses of $814,361 for the year ended December 31, 1999 are significantly higher than the $249,909 for the comparable 1998 period. This included the start up cost of the QCAL operation and increased personnel in marketing and office support of the QCAL product sales effort.

     Consulting expenses of $715, 663 for the year ended December 31, 1999 increased from the year ended December 31 1998 by $266,155. This increase is primarily due to added use of consultants on the reconfiguration of the Company's equipment packages and fee increases from the Company's president and executive vice president.

     Options expense of $39,067 was recognized in 1999 as a result of the Board of Directors approval of the 1999 employee incentive stock option program. No comparable expense was incurred in 1998.
                                     16

Comparison of the year ended December 31, 1998, and the year ended December 31,1997.
---------------------------------------------------------------------------
     The Company generated a $100,691 loss in the year ended December 31, 1998 compared to a profit of $101,893 for the year ended December 31, 1997. The 1998 loss includes an Accounts Receivable write off of $100,000, and an investment loss of $20,000. The 1997 profit includes sale of Licence Rights of $350,000 and $150,000. The $350,00 license fee is partially offset by a reserve of $175,000.

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

                                     17

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

     Minority Interest was $109,256 at December 31, 1997 due to the 20% percent minority interest in the Company's primary subsidiary, Eurectec, Inc. This Minority Interest was exchanged for stock in the Company during 1998. The $9,463 at December 31, 1998 is as a result of the establishment of Poseidon Product GmbH, the joint venture project with the Germany government.

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

                                     18

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

     Consulting Fees increased to $449,508 in the twelve months ended December 31, 1998 compared to $232,571 for the year ended December 31, 1997. The Company employed outside consultants for marketing and accounting in 1998 and 1997. Additional consulting expense was incurred in 1997 for the start up of the crumb rubber and after market sales efforts. In 1998 the Company began paying its president as a consultant..

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

     The Foreign Currency translation gains of $63,880 in the year ended December 31, 1997 are $36,116 more than the gain of $27,764 in the twelve months ended December 31, 1998. This gain in both years is due to the fact that the U.S. Dollar has strengthened considerable in relation to the German Mark. The Company's non U.S. lender debt is repayable in German Marks. This strengthening means that fewer Marks would be needed to repay the debt than were needed at the previous year end. The debt was repaid during early 1998 thereby reducing effect of the gain to only the period prior to repayment.
                                 19

-------------------------------------------------------------------------

                       ITEM 7.  FINANCIAL STATEMENTS

-------------------------------------------------------------------------

     The following financial statements of the Company are filed as a part of this report:
     Report of Darrell Schvaneveldt, Certified Public Accountant;
     Balance Sheets as of December 31, 1999 and December 31, 1998; Statements of Stockholders' Equity for the years ended December 31,
          1999, 1998, and 1997;
     Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997;
     Notes to Financial Statements.

     There are no financial statement schedules included as part of this report. The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

-------------------------------------------------------------------------

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

-------------------------------------------------------------------------

     The Company has had no disagreements with its accountants as to any matter regarding accounting or financial disclosure.

-------------------------------------------------------------------------

                                  PART III

-------------------------------------------------------------------------

           ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                    AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT

-------------------------------------------------------------------------

     The following table sets forth as of December 31, 1999 the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

Name                     Age       Position            Director or Officer Since
--------------------     ----      -----------------   -------------------------
Ehrenfried Liebich       57        President           March 1989
                                   Director            March 1989

Keith J. Fryer           50        Vice President      March 1995
                                   Director            March 1995
                                   Secretary           July 1997

John F. Pope             57        Vice President      January 1991
                                   Treasurer           January 1991
                                   Director            March 1989

Thomas A. Driscoll       45        Vice President      May 1999

-------------------------------------------------------------------------
                                 20

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.


     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     Ehrenfried Liebich
     ------------------
     Mr. Liebich is the President and a Director of the Company. Mr. Liebich first became involved with the Company in March 1989. Mr. Liebich was born and educated in Germany. After his formal secondary education in Germany he joined the Merchant Marine, which he left as a Ship's Officer with the Court Line, London, U.K. Mr. Liebich immigrated to Canada in 1965 where he started various businesses in the areas of real estate, investment, chemical distribution and electronics. In March of 1989 he became the President, a Director and controlling shareholder of the Company.

     Keith J. Fryer
     --------------
     Keith J. Fryer is a Vice President, Secretary and a Director of the Company. Mr. Fryer first became involved with the Company in August 1992. Mr. Fryer was educated in England and graduated from the Cheshire College of Further Education with a City and Guild of London Institute Diploma in Construction and Site Surveying. He also studied at Cranfield and Dunchurch UK Management Colleges and became a Member of the Institute of Marketing London in 1974. Mr. Fryer became a Chartered Member of the Institute in 1989. He has been a member of the Marketing Society London since 1989. He is a life member of the Wig & Pen Club, The Strand, London. Mr. Fryer successfully operated Keith Fryer Associates England, a business he formed in 1986, that provided marketing consulting services in various business areas. In 1992, Mr. Fryer established Keith Fryer Associates California, Inc., a marketing consulting firm. Mr. Fryer became a Vice President and Director of the Company in March 1995 and Secretary of the Company in July 1997.

     John F. Pope
     ------------
     Mr. Pope is the Treasurer, a Vice President and a Director of the Company. Mr. Pope began his professional career in 1963 as an auditor in public accounting and subsequently on the corporate staff of Olivetti Underwood in New York. He joined Burger King Corporation in Miami, Florida, in 1968 and progressed to the position of Controller, Company Stores Division. He joined Orange Julius International, Inc., Santa Monica, California, in 1974 as Vice President, Finance and a Director for the parent company and its national and international subsidiaries.

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

     From 1986 through November 1987, Mr. Pope acted as Vice President Finance and Administration for ASI Sign Systems of Marina Del Ray, Inc. After leaving ASI Sign Systems in late 1987, Mr. Pope became a independent financial consultant assisting a number of domestic and international public and private companies in franchising, financial structure, and internal and SEC reporting. He continues to serve on the Board of Directors of several companies he helped to become public companies.
                                 21

     In 1989, Mr. Pope became a founding member of the Board of Directors of the Quantum Group, Inc. Mr. Pope is a Certified Management Accountant
(CMA) and serves on the National Board of Directors of The Institute of Management Accountants, where he also chairs the National Committee of Finance. He has also been Certified in Financial Management (CFM) by the same institute. He is a Certified Public Accountant (CPA) and a member of the American Institute of Certified Public Accountants (AICPA). He has been a member of a number of other professional and civic organizations, including the Curriculum Steering Committee, School of Accountancy, University of Southern California.

     Thomas A. Driscoll
     ------------------
     Mr. Driscoll first became involved with the Company in May 1999. Mr. Driscoll received and A.A. degree in Electronic Engineering Technology from Columbus State University in Columbus, Ohio in 1983. From 1983-1993, he worked in the field and in supervisory positions for several companies. From 1993 to 1997 he was the Director of Operations for Aurelios Pizza & Joe's Sports Bar. Under his leadership, annual sales increased from $1.25 million to 3.5 million. From 1997 to April 1999, he served as President and Director of Sales/Marketing for Triple Play Pizza, Inc., where he developed the Company's Operations Manual, management training programs, and implemented regional sales and marketing programs. He also negotiated manufacturing and distributions contracts. Since May 1999, Mr. Driscoll has served as the Vice President of Operations. His primary responsibility is to oversee operations, sales, marketing and distribution for the Company's Joint Venture Project at the Donovan Prison in San Diego, California.

     There are no family relationships between any of the Company's officers and directors. In addition, none of the officers and directors have been involved in legal proceeding which require disclosure in this annual report of the Company.

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

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears the following forms were inadvertantly filed
late:   Thomas Driscoll's Form 3;  Ehrenfried Liebich, Keith Fyrer, John
Pope and Thomas Driscoll's respective Form 5s for 1999; and John Pope's Form 4s regarding 12 different sales of shares of the Company's common stock equaling a total of 14,168 common shares sold. All of the common shares sold were shares owned by John F. Pope, Inc, which Mr. Pope is an officer and director of.

                                     22

-------------------------------------------------------------------------

                      ITEM 10.  EXECUTIVE COMPENSATION

-------------------------------------------------------------------------

     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 1999 the end of the Registrant's last completed fiscal year).

                              Summary Compensation Table
                             ----------------------------

                   Annual Compensation            Long Term Compensation
                   ---------------------          -------------------------
                                                  Awards
                                                  ------
Name                                     Other    Restr            Payouts
and                                      Annual   icted            ------- All
Principal                                Compen   Stock   Options          Other
Position           Year  Salary  Bonus   sation   Awards  /SARs#   LTIP    Payout
------------------------------------------------------------------------------------
Ehrenfried Liebich 1999  $  -0-  169,573     -0-   45,531   -0-       -0-     -0-
President/Director 1998     -0-   72,806     -0-      -0-   -0-       -0-     -0-
                   1997     -0-      -0-     -0-      -0-   -0-       -0-     -0-

Keith Fryer (1)    1999     -0-   -0-     95,000     -0-   31,222   -0-       -0-
Vice President/
Director/          1998     -0-   -0-    105,000     -0-      -0-   -0-       -0-
Secretary          1997     -0-   -0-     68,559  20,000  333,334   -0-    36,008

John F. Pope (2)   1999     -0-   -0-     27,500     -0-   13,009   -0-       -0-
Vice President/    1998     -0-   -0-     30,000     -0-      -0-   -0-       -0-
Treasurer/Director 1997     -0-   -0-     28,850     -0-      -0-   -0-       -0-

Thomas A. Driscoll 1999  72,000   -0-        -0-     -0-   14,050   -0-       -0-
Vice President     1998     -0-   -0-        -0-     -0-       -0-  -0-       -0-
                   1997     -0-   -0-        -0-     -0-       -0-  -0-       -0-

--------------------------------------------------------------------------

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

     (2) John Pope provided consulting services to the Company through his private consulting business, John F. Pope, Inc. The salary figures represent amounts paid by the Company to John F. Pope, Inc., for Mr. Pope's services to the Company as an officer and director overseeing the financial affairs of the Company. These services were provided on terms at least as favorable as could have been negotiated with an independent third party.

                                     23

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

Stock Option and Stock Appreciation Rights Plans
------------------------------------------------
     Effective June 27, 1997, the Company implemented the Quantum Group, Inc., 1997 Stock Option Plan and allocated 1,000,000 shares of common stock of the Company to be available for grant under the plan. In October, 1997, the Company granted an option, pursuant to the 1997 Stock Option Plan, to Keith Fryer, an officer and director of the Company for 333,334 shares, exercisable at $0.0625 per share. The options are exercisable at a rate of 66,666 shares per year for a period of five years commencing immediately upon the date of grant. To date, 66,666 options have been exercised.

     Effective November 18, 1999, the Company implemented the Quantum Group, Inc., 1999 Stock Option Plan and allocated 200,000 shares of common stock of the Company to be available for grant under the plan. In November 18, 1999, the Company granted 146,320 options, pursuant to the 1999 Stock Option Plan, to its officers, directors, employees and consultants. All shares issued pursuant to the Plan are exercisable at $2.887 per share.
The options are exercisable for a period of five years commencing immediately upon the date of grant. To date, none of the options have been exercised. The officers and directors received options as follows:
Ehrenfried Liebich received an option to purchase 45,531 shares; Keith Fryer received an option to purchase 31,222

Option / SAR Grants in Last Fiscal Year
---------------------------------------
     Individual Grants
     -----------------

Name                Number of    % of Total     Exercise    Expiration  Grant
                    Securities   Options/SARs   or Base     Date        Date
                    Options/SARs Granted to     Price                   Present
                    Granted      Employees      ($/share)               Value ($)
                    Fiscal Year
-------------------------------------------------------------------------------------
Ehrenfried Liebich   45,531      31.17%           $2.887     2004        $119,518.88
Keith Fryer          31,222      21.34             2.887     2004          90,137.91
John Pope            13,009       8.89             2.887     2004          34,148.63
Thomas Driscoll      14,050       9.60             2.887     2004          40,562.35
-------------------------------------------------------------------------------------

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

                                     24

-------------------------------------------------------------------------

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT

-------------------------------------------------------------------------

     The following table sets forth as of December 31, 1999 the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 10,384,672, issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Title of     Name of                       Amount and Nature of       Percentage
Class        Beneficial Owner              Beneficial Ownership       of Class
----------   ---------------------         --------------------       ------------
Common       Ehrenfried Liebich            2,887,593                  27.81%
             14771 Myford Road
             Building B
             Tustin, California 90744

Common       Keith J. Fryer (1)              366,666                   3.53%
             14771 Myford Road
             Building B
             Tustin, California 90744

Common       John F. Pope (2)                 19,500                  0.19%
             14771 Myford Road
             Building B
             Tustin, California 90744

Common       Thomas A. Driscoll                    0                  0%
             14771 Myford Road
             Building B
             Tustin, California 90744
------------------------------------------------------------------------------------
Common       All Officers, Directors
             as a Group: (4 persons)       3,273,759                  31.52%
------------------------------------------------------------------------------------

(1) This includes 15,000 shares held of record by his three children and 51,666 held of record by Keith Fryer Associates, California, Inc., all of which he may be deemed to be a beneficial owner of.

(2) All of Mr. Popes shares are held of record by John F. Pope, Inc., which he may be deemed to be a beneficial owner of the shares because he has shared investment power of the shares.

                                     25

--------------------------------------------------------------------------

                    ITEM 12.  CERTAIN RELATIONSHIPS AND
                            RELATED TRANSACTIONS

--------------------------------------------------------------------------

     In August 1998, the Company loaned $30,000 to John Pope, a director and officer of the Company. In January 1999, the Company loaned Mr. Pope an additional $10,000. Both notes are at an interest rate of 9% per annum. The August 1998 note was due and payable on December 28, 1998 unless extended by the Company. That promissory note has been extended by the
Company and is now due December 31, 2000.   The January 1999 note is also
due and payable on December 31, 2000.  John Pope is also the owner of John
F. Pope, Inc., a consultant to the Company. Compensation paid to John F. Pope, Inc. is identified under the compensation table.

     In August 1999, the Company loaned $25,000 to Keith Fryer, a director and officer of the Company. The note is at an interest rate of 9% per annum and is due and payable on December 31, 2000 unless extended by the Company. Keith Fryer, an officer and director of the Company, is the owner of Keith Fryer Associates California, Inc., ("KFA") a consultant to the Company. Compensation paid to KFA is identified under the compensation table.

     There were no other related party transactions during 1999.

                                     26

--------------------------------------------------------------------------

                                  PART IV

--------------------------------------------------------------------------


                 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------

(a)  Reports on Form 8-K.

          None.

(b)  Exhibits.  The following exhibits are included as part of this report:

                                     SEC Exhibit

Exhibit     Reference
Number      Number         Title of Document                  Location
-------     -----------    ---------------------------------  -------------------
3.01        3              Articles of Amendment to the       Incorporated by
                           Articles of Incorporation          reference*

3.02        3              Articles of Incorporation          Incorporated by
                                                              reference*

3.03        3              Bylaws                             Incorporated by
                                                               reference*

10.01       10              The Quantum Group, Inc., 1999      Attached
                            Stock Option Plan

23.01       23              Consent of Accountant              Attached

27.01       27              Financial Data Schedule            Attached


* Incorporated by reference from the Registrant's registration statement on Form 10-SB, as amended, filed with the Commission, SEC File No. 0-23812.



--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


Dated: March 30, 2000              The Quantum Group, Inc.
                                   a Nevada corporation

                                   By: /s/ Ehrenfried Liebich
                                   ---------------------------
                                   Ehrenfried Liebich, President


DATE                NAME AND TITLE           SIGNATURE
--------------      ---------------------    ---------------------------
March 30, 2000      Ehrenfried Liebich       By: /s/ Ehrenfried Liebich
                    President/Director       ---------------------------
                                             Ehrenfried Liebich, President

March 30, 2000      Keith J. Fryer           By: /s/ Keith J. Fryer
                    Vice President/Director/ ---------------------------
                    Secretary                Keith J. Fryer

March 30, 2000      John F. Pope             By: /s/ John F. Pope
                    Vice President,          ----------------------------
                    Treasurer/Director       John F. Pope

--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------

      In accordance with Section 13 or 15(d) of the Exchange
Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


Dated: March 30, 2000              The Quantum Group, Inc.
                                   a Nevada corporation

                                   By:
                                   ---------------------------
                                   Ehrenfried Liebich, President


DATE                NAME AND TITLE           SIGNATURE
--------------      ---------------------    ---------------------------
March 30, 2000      Ehrenfried Liebich       By:
                    President/Director       ---------------------------
                                             Ehrenfried Liebich, President

March 30, 2000      Keith J. Fryer           By:
                    Vice President/Director/ ---------------------------
                    Secretary                Keith J. Fryer

March 30, 2000      John F. Pope             By:
                    Vice President,          ----------------------------
                    Treasurer/Director       John F. Pope

                          THE QUANTUM GROUP, INC.
                              AND SUBSIDIARIES


                            FINANCIAL STATEMENTS

                             DECEMBER 31, 1999
                                     &
                             DECEMBER 31, 1998

/Letterhead/
                           Schvaneveldt & Company
                         Certified Public Accoutant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.


                        Independent Auditors Report
                        ----------------------------

Board of Directors
The Quantum Group, Inc., and Subsidiaries

I have audited the accompanying balance sheets of The Quantum Group, Inc., and Subsidiaries, as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of The Quantum Group, Inc., and Subsidiaries, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998, and 1997, in conformity with generally accepted accounting principles.



/S/ Schvaneveldt & Company
Salt Lake City, Utah
April 12, 2000


                  The Quantum Group Inc., and Subsidiaries
                               Balance Sheets
                        December 31, 1999 and 1998

                                                     December     December
                                                     31, 1999     31, 1998
                                                   -----------  -----------
              Assets

Current Assets
--------------
  Cash                                              $ 242,934   $1,781,944
  Accounts Receivable                                 317,464    3,065,040
  Inventory                                           139,469       19,425
  Deposit                                             317,003      303,021
  Note & Interest Receivable - Officer                 69,253       30,932
  Prepaid Expenses                                     26,944          440
                                                   -----------  -----------
       Total Current Assets                         1,113,067    5,200,802

Property & Equipment
--------------------
  Furniture & Fixtures                                 55,547          -0-
  Equipment                                         1,292,764       29,963
  Vehicles                                             70,397       41,382
  Land                                                157,753      179,309
  Websites                                              9,650          -0-
                                                   -----------  -----------
       Total Property & Equipment                   1,586,111      250,654

Other Assets
------------
  Cash Pledged                                            -0-        5,329
  License Rights                                      442,611      507,367
  Deposit                                             687,487    1,807,789
  Prototype Impact 500                                    -0-       63,203
                                                   -----------  -----------
       Other Assets                                 1,130,098    2,383,688
                                                   -----------  -----------
       Total Assets                                $3,829,276   $7,835,144
                                                   ===========  ===========

 The accompanying notes are an integral part of these financial statements
                                    F-3

                  The Quantum Group Inc., and Subsidiaries
                         Balance Sheets -Continued-
                        December 31, 1999 and 1998

                                                     December     December
                                                     31, 1999     31, 1998
                                                   -----------  -----------
              Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accrued Expenses                                  $  84,043   $  450,084
  Accounts Payable                                    653,517      725,201
  Notes Payable                                       272,240          -0-
  Customer Deposits                                   295,183    2,192,962
  Franchise Taxes Payable                             103,548      103,548
  Current Maturities                                   16,925          -0-
                                                   -----------  -----------
       Total Current Liabilities                    1,425,456    3,471,795

Long Term Liabilities
---------------------
  Capital Lease                                        67,631       25,503
  Note Payable                                         10,198          -0-
  Less Current Maturities                          (   16,925)         -0-
                                                   -----------  -----------
       Total Long Term Liabilities                     60,904       25,503

Minority Interest in Subsidiary                           -0-        9,463
-------------------------------
Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares Authorized;
     Par Value of $0.001 Per Share; 9,033,123 &
     8,400,075 Shares Issued and Outstanding            9,033        8,400
  Paid In Capital                                   6,692,776    6,018,287
  Accumulated Deficit                              (4,358,893)  (1,698,304)
                                                   -----------  -----------
       Total Stockholders' Equity                   2,342,916    4,328,383
                                                   -----------  -----------
       Total Liabilities &
       Stockholders' Equity                        $3,829,276   $7,835,144
                                                   ===========  ===========

 The accompanying notes are an integral part of these financial statements
                                    F-4


                  The Quantum Group Inc., and Subsidiaries
                          Statements of Operations
            For the Years Ended December 31, 1999, 1998 and 1997

                                              December       December       December
                                              31, 1999       31, 1998       31, 1997
                                          -------------  -------------  -------------
Revenues
--------
  Equipment Sales                         $        -0-   $  2,882,007   $  2,923,816
  License Sales                                    -0-            -0-        500,000
  Other Income                                  17,821         70,893            993
                                          -------------  -------------  -------------
      Total Revenues                            17,821      2,952,900      3,424,809

      Cost of Sales                                348      1,761,775      2,261,677
                                          -------------  -------------  -------------

      Gross Profit                              17,473      1,191,125      1,163,132

Expenses
--------
  Commission                                       -0-            -0-         37,008
  Depreciation                                 144,222         47,691         47,737
  Amortization                                  64,756         57,256         49,756
  Travel                                       167,274        155,442         56,056
  Professional Fees                            210,483         56,978         78,596
  Office                                        97,356         98,139         36,708
  Rent & Utilities                              71,242         63,259         65,634
  Administrative Expenses                      814,361        249,909         95,377
  Consultant Fees                              715,663        449,508        232,571
  Interest                                      19,504            804         95,656
  Accounts Receivable Written Off              347,220        100,000        195,000
  Foreign Currency Translation                     -0-   (     27,764)  (     63,880)
  Research & Development                           -0-         13,544            -0-
  Options Issued Expense                        39,067            -0-            -0-
                                          -------------  -------------  -------------
      Total Expenses                         2,691,148      1,264,766        926,219
                                          -------------  -------------  -------------
      Net Income (Loss) From Operations   (  2,673,675)  (     73,641)       236,913
                                          =============  =============  =============

 The accompanying notes are an integral part of these financial statements
                                    F-5


                  The Quantum Group Inc., and Subsidiaries
                    Statements of Operations -Continued-
           For the Years Ended December 31, 1999, 1998 and 1997

                                              December       December       December
                                              31, 1999       31, 1998       31, 1997
                                           ------------   ------------   ------------
Other Income (Expenses)
-----------------------
  Interest Income                          $    21,822    $    13,583    $       -0-
  Loss on Investment                               -0-    (    20,000)           -0-
  Investment Evaluation Loss                       -0-            -0-    (     6,875)
                                          -------------  -------------  -------------
      Total Other Income (Expense)              21,822    (     6,417)   (     6,875)

      Net Income (Loss)                   (  2,651,853)   (    80,058)       230,038

  Taxes & Minority Interest
   Minority Interest                      (      9,463)   (     2,492)        24,517
   Provisions for Taxes - Current                  -0-         23,125        103,628
                                          -------------  -------------  -------------
      Total Taxes & Minority Interest     (      9,463)        20,633        128,145
                                          -------------  -------------  -------------
      Net Income (Loss)                   ($ 2,642,390)  ($   100,691)  $    101,893
                                          =============  =============  =============
      Net (Loss) Per Share Before
      Extraordinary Items                 ($      0.30)  ($      0.01)  $       0.02

      Net (Loss) Per Share After
      Extraordinary Items                 (       0.30)  (       0.01)          0.02

  Weighted Average Shares Outstanding        8,670,366      6,846,696      4,728,348


  The accompanying notes are an integral part of these financial statments
                                    F-6

                 The Quantum Group, Inc., and Subsidiaries
                     Statements of Stockholders' Equity
                 From January 1, 1998 to December 31, 1999

                                            Common Stock        Paid In  Accumulated
                                         Stock       Amount     Capital      Deficit
                                  ---------------------------------------------------
Balance, January 1, 1998             4,853,409     $  4,853  $1,932,968  ($1,615,812)

Shares Issued Regulation S
for Cash at $1.50 Per Share          1,200,000        1,200   1,798,800

Shares Issued Regulation S
for Cash at $2.00 Per Share            300,000          300     599,700

Shares Issued Regulation S
for Cash at $2.25 Per Share          1,000,000        1,000   2,249,000

Cost of Shares Sold Pursuant
to Regulation S Offering                                     (  694,964)

Shares Issued or
Exercise of Options                    396,666          397      24,177

Shares Issued to Minority
Interest Shareholders to Acquire
100% of Subsidiary Stock               650,000          650     108,606

Net Loss for Year Ended
December 31, 1998                                                           (100,691)
                                  ---------------------------------------------------
Balance, December 31, 1998           8,400,075        8,400   6,018,287   (1,716,503)

Shares Issued for Services
at $1.75 Per Share                     363,178          363     635,480

Shares Issued for Cash at
$1.75 Per Share                        269,870          270     472,004

Cost of Shares Issued                                          (472,062)

Options Issued                                                   39,067

Net Loss for Year Ended
December 31, 1999                                                         (2,642,390)
                                  ---------------------------------------------------
Balance, December 31, 1999           9,033,123      $ 9,033 ($6,692,776) ($4,358,893)
                                  ===================================================

 The accompanying notes are an integral part of these financial statements
                                    F-7

                 The Quantum Group, Inc., and Subsidiaries
                          Statements of Cash Flows
            For the Years Ended December 31, 1999, 1998 and 1997

                                                       1999        1998         1997
                                                ------------------------ ------------
Cash Flows from Operating Activities
------------------------------------
 Net Profit or (Loss)                           ($2,642,390)($  100,691)  $  101,892
 Adjustments to Reconcile Net Profit
  or (Loss) to Net Cash:
   Write Off Accounts Receivable                    347,220     100,000      195,000
   Options Issued                                    39,067         -0-          -0-
   Amortization & Depreciation                      208,978     104,947       84,745
   Non Cash Expense                                 163,500         -0-          -0-
   Minority Interest                                  9,463      12,210       24,517
 Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Accounts Receivable      2,747,576  (2,354,061) (   681,457)
  (Increase) Decrease in Inventory               (  120,044)     10,335       38,991
  (Increase) Decrease in Deposit on Inventory    (   13,982)    118,430          -0-
  (Increase) Decrease in Prototype Impact 500        63,203  (   63,203)         -0-
  (Increase) Decrease in Notes
   Receivable - Officer                          (   38,321) (   30,932)         -0-
  (Increase) Decrease in Prepaid Expense         (   26,504) (      440)         -0-
  (Increase) Decrease in Deposits                   755,717  (1,804,508)         -0-
  Increase (Decrease) in Accrued Expenses        (  366,041) (  102,315)     393,577
  Increase (Decrease) in Accounts Payable        (   71,684)    585,185  (    65,316)
  Increase (Decrease) in Tax Payable - Current          -0-         -0-      103,548
  Increase (Decrease) in Customer Deposits       (1,897,779)  2,190,462        2,500
  Increase (Decrease) in Taxes Payable Deferred         -0-         -0-           80
  (Increase) Decrease in Cash Pledged                 5,329  (     104)  (       103)
                                                ----------- ------------ ------------
     Net Cash (Used) by Operating
     Activities                                 (   836,692) (1,334,685)     197,974

Cash Flows from Investing Activities
------------------------------------
 Purchase of Land                                       -0-  (  179,309)         -0-
 Refund of Import Duty                                  -0-         -0-          718
 Purchase of Vehicle                             (   39,401)        -0-          -0-
 Purchase of Equipment                           (1,414,664) (   82,389)  (   25,492)
 Purchase of License Rights                             -0-  (  150,000)         -0-
 Purchase of Furniture                           (   35,443)     40,000          -0-
 Purchase of Securities                                 -0-      73,125   (   80,000)
 Sale of Press                                          -0-     216,635          -0-
 Purchase of Website                             (    9,650)        -0-          -0-
                                                ------------ ----------- ------------
     Net Cash Provided (Used) by
     Investing Activities                        (1,499,158) (   81,938) (   104,774)

  The accompanying notes are an integral part of the financial statements
                                    F-8


                 The Quantum Group, Inc., and Subsidiaries
                    Statements of Cash Flows -Continued-
            For the Years Ended December 31, 1999, 1998 and 1997

                                                       1999        1998         1997
                                                ------------ ----------- ------------
Cash Flows from Financing Activities
------------------------------------
 Sale of Common Stock                               472,274   3,759,611      150,000
 Payment on Long Term Debt                              -0-  (  721,318)  (   63,879)
 Increase (Decrease) in Notes Payable               324,566      25,503          -0-
 Increase (Decrease) in Amounts Due Officers            -0-  (    7,919)  (   43,233)
                                                ----------- ------------ ------------
  Net Cash Provided by Financing Activities         796,840    3,055,877      42,888

     Increase (Decrease) in Cash                 (1,539,010)  1,639,254      136,088

     Cash at Beginning of Period                  1,781,944     142,690        6,602
                                                ----------- ------------ ------------
     Cash at End of Period                      $   242,934 $ 1,781,944  $   142,690
                                                =========== ============ ============
Disclosures from Operating Activities
-------------------------------------
 Interest                                       $    19,504        $804      $95,656
 Taxes                                                  -0-         -0-      103,628

Significant Non Cash Transactions
---------------------------------
 1,600,000 Shares Common Stock Issued to
  Officer Debt Satisfaction                     $       -0- $       -0-  $   100,000
 650,000 Shares of Common Stock Issued to
  Acquire Minority Interest in Subsidiary               -0-     109,256          -0-
 363,178 Shares of Common Stock Issued for
  Services Rendered                             $   635,843 $       -0-   $      -0-

 The accompanying notes are an integral part of these financial statements
                                    F-9


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

In 1992, the Company acquired rights to import and market equipment used in the tire recycling industry. The tire recycling operation is the thrust of the Company's operations at December 31, 1999.

NOTE #2 - Significant Accounting Policies
-----------------------------------------
A    The Company uses the accrual method of accounting.
B Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E The inventory is stated at the lower of cost or market. The inventory is a single recycling system that the Company intends to sell as a system. The Company is currently pursuing several prospects to sell the system.
F    Consolidation Policies:    The accompanying consolidated financial
     statements include the accounts of the company and its majority - owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.
G    Foreign Currency Translation / Remeasurement Policy:   Assets and
     liabilities that occur in foreign countries are recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line item in the equity section of the financial statements.
H    Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
I Issuance of Subsidiary's Stock: The Company has elected to accounts for shares issued by its subsidiary as an equity transactions.



                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #2 - Significant Accounting Policies -Continued-
-----------------------------------------------------
     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
K    New Technical Pronouncements:
     In 1997, SFAS No. 129, "Disclosure of Information about Capital Structure" was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended December 31, 1998.

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

     In February 1998, SFAS No. 132, "Employer's Disclosure about Pensions and Other Post-Retirement Benefits" was issued for fiscal years beginning after December 15, 1998. Adoption of SFAS 132 did not have a material impact on the Company financial statements.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued for fiscal years beginning after June 15, 1999. It is anticipated that SFAS No. 133, will have no effect upon the Company's financial statements.

NOTE #3 - Inventory and Deposits
--------------------------------
In 1998, the Company deposited $303,021 with the purchaser of three Revulc 300 Systems and press equipment for tiles to be produced in the last quarter of 1999.

In 1999, the Company deposited an additional $384,466 with the purchase of the three Revulc 300 Systems and press equipment for tiles to be utilized in 2000.

                                    F-11

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

In 1999, the Company issued 269,749 shares of its common stock for services rendered in connection with the Reg S placement of its common shares valued at $472,062.

NOTE #5 - Notes Payable
-----------------------

The Company has the following notes payable obligations.     Short Term    Long Term
                                                             -----------  -----------
Note Payable to a Venture Capital Group (Germany)
  6% Interest Rate Due on Demand                             $  272,240   $      -0-
Capital Leases, Payable 60 Payments of $1,082                       -0-       67,631
Note Payable, Trailer Manufacturer 36 Months, 8% Interest           -0-       10,198
                                                             -----------  -----------
      Total                                                  $  272,240   $   77,829
      Less Current Maturities                                       -0-       16,925
                                                             -----------  -----------
      Total                                                  $  272,240   $   60,904
                                                             ===========  ===========

            Debt Service Requirements at         Year       Amount
                                               -------   ----------
                                                 2000    $ 289,165
                                                 2001       16,925
                                                 2002       16,925
                                                 2004       13,526
                                                 2005       13,528
                                                         ----------
              Total                                      $ 350,069
                                                         ==========

NOTE #6 - Lease Commitments
---------------------------
On March 1, 2000, the Company renewed its lease agreement to lease an industrial condominium in a multi-tenant building for use as its principal executive office. The Company pays $3,821 per month for a 4,495 square foot facility. The lease expires on February 28, 2002 and has a renewal option for an additional year. The building is located at Park Irvine Business Center, 14771 Myford Road, Building B, Tustin, California 92780. The space the Company is leasing is sufficiently large enough to accommodate all of its administrative and storage needs. Prior to March 1, 2000, the Company rented the same facility on a month to month arrangement.

              Total Lease Commitments                           Year       Amount
                                                           ----------  -----------
                                                                2000   $   38,210
                                                                2001       45,852
                                                                2002        7,642
                                                                       -----------
              Total                                                    $   91,704
                                                                       ===========

                                F-12

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #7 - Depreciation
----------------------
The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs and accumulated depreciations at December 31, 1999 and December 31, 1998.

                                December 31,       Depreciation        Accumulated
                              1999      1998         Expenses          Depreciation
Assets                        Cost      Cost      1999      1998      1999      1998
-------------------------------------------------------------------------------------
Furniture & Fixtures       $66,780  $ 31,337  $  9,860  $  4,429  $ 11,234  $  1,374
Equipment                1,414,664       -0-   121,900    42,561   121,900       -0-
Vehicle                     81,458    42,084    10,387       701    11,088       701
Website                      9,650       -0-       -0-       -0-        -0-      -0-
                        -------------------------------------------------------------
  Balance               $1,572,552  $ 73,421  $142,147   $ 47,691 $144,222  $  2,075
                        =============================================================

NOTE #8 - Compensation Agreement
--------------------------------
The Company has no contracts with its officers and directors to pay any compensation, except for an oral agreement to reimbursement for out of pocket expenditures for activities on the Company's behalf.

The Company has no accrued vacation or other employee benefits that should be recognized as part of these statements.

NOTE #9 - License Agreement
---------------------------
The Company through its subsidiary, Eurectec, Inc., holds a license granted by CISAP, SpA (an Italian Corporation), which grants exclusive rights and license to technology and plant operations for tire recycling and recovery facilities in North and Central America. The Company has the right to sub-license the technology.

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


                                    F-13

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #9 - License Agreement -Continued-
---------------------------------------
As a result of the difficulties experienced by CISAP and its successor in delivering equipment which functions as specified and to make delivery in a timely manner, the Company has determined that the exclusive right to market CISAP equipment has been diminished. Therefore, the Company will not pursue additional sales of CISAP equipment at performance levels required by the agreement with CISAP to maintain such exclusivity.

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

                                                                Consulting
                                     Salaries    Commissions          Fees
                                  ------------   ------------   -----------
     1999
       Keith Fryer                $       -0-     $      -0-    $   95,000
       John Pope                          -0-            -0-        27,500
       Ehrenfried Liebich                 -0-            -0-       169,573
       Thomas Driscoll                 72,000            -0-           -0-
     1998
       Keith Fryer                $       -0-     $      -0-    $  105,000
       John Pope                          -0-            -0-        30,000
       Ehrenfried Liebich                 -0-            -0-        72,807
       Marcus J. Lenger                   -0-            -0-        25,084
     1997
       Keith Fryer                $       -0-     $   36,008    $   68,599
       John Pope                          -0-            -0-        28,850
       Marcus J. Lenger                   -0-            -0-         9,859

In August 1998, the Company loaned to an officer $30,000 at 9% per annum. The due date of the note has been extended to December 28, 1999. In 1999, the Company loaned two officers a total of $35,000 at 9% per annum, due December 31, 2000. At December 31, 1999, the Company had accrued $4,253 in interest receivable.


                                    F-14

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #11 - Net Operating Loss Carryforward for Income Tax Purposes
-------------------------------------------------------------------
The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                  Year of                             Expiration
                    Loss              Amount                Date
                  -----------------------------------------------
                    1992           $ 440,338                2007
                    1993                 -0-                2008
                    1994             198,818                2009
                    1995             782,181                2010
                    1996             241,809                2011
                    1997                 -0-                2017
                    1998              80,058                2018
                    1999           2,642,390                2019

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

                                                       1999        1998         1997
                                                 ----------- -----------  -----------
Current Tax Asset Value of Net Operating
Loss Carryforwards at Current Prevailing
Federal Tax Rate                                 $1,120,505  $  525,092   $  497,872
Evaluation Allowance                             (1,202,505)   (525,092)    (497,872)
                                                 ----------- -----------  -----------
     Net Tax Asset                               $      -0-  $      -0-   $      -0-
                                                 =========== ===========  ===========
     Current Income Tax Expense                  $      -0-  $      -0-   $  103,628
     Deferred Income Tax Benefit                        -0-         -0-          -0-

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

                                    F-15

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #13 - Accounts Receivable Written Off
------------------------------------------
In 1998, the Company increased its reserve for bad debts against accounts receivable from the Mexico contract by $100,000.

NOTE #14 - Export Sales
-----------------------

The Company's sales have occurred in foreign countries and the aggregate sales to unaffiliated customers in foreign countries exceeds 10% of the total revenues.

Country                                          1999 Sales  1998 Sales   1997 Sales
------------                                     ----------- -----------  -----------
Mexico                                           $      -0-  $  460,000   $3,202,891
Saudi Arabia                                            -0-         -0-          -0-
Germany                                                 -0-   2,422,007          -0-
Phillippines                                            -0-         -0-       79,000
                                                 ----------- -----------  -----------
     Total                                       $      -0-  $2,882,007   $3,281,891
                                                 =========== ===========  ===========

Sales by quarter of 1999, 1998 and 1997 are scheduled below.
                                                       1999        1998         1997
                                                 ----------- -----------  -----------
First Quarter                                    $      -0-   $ 460,000    $ 186,561
Second Quarter                                          -0-         -0-      154,889
Third Quarter                                           -0-         -0-    2,336,232
Fourth Quarter                                          -0-   2,422,007      747,127
                                                 ----------- -----------  -----------
     Totals                                      $      -0-  $2,882,007   $3,424,809
                                                 =========== ===========  ===========

NOTE #15 - Stockholders' Equity
-------------------------------
The Company completed the 1998 Regulation S offering by issuing 2,599,999 shares sold at prices from $1.50 per share to $2.25 per share.

In 1999, the Company issued 269,870 shares pursuant to Reg S for gross proceeds of $472,274. Additionally, 363,178 shares were issued for services rendered of which 269,750 shares were considered to be the cost of the Reg S shares which were sold.

In 1999, the Company issued 146,320 options to purchase 146,320 shares of its common stock for two years from the date of the grant on November 17,
1999.   The options were considered to be valued at the present value of the market price discounted at 5.5% for a two year period. Each option was valued at $0.267, and an expense of $39,067 was accrued and recognized in the paid in capital.

                                    F-16

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #16 - Prototype Impact 500
-------------------------------
The Company working with outside engineering firms, has designed plans for a complete tire recycling, granulating and after-market production system, known as the Eco Granulating Systems, (EGS), which integrates individual pieces of tire recycling equipment made by other manufacturers. The EGS System reduces scrap automobile and truck tires to useful and valuable crumb rubber, reusable steel scrap and nylon fluff. The system as designed will follow common processing steps accepted in the industry.

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

In 1999, the Prototype Impact 500 was fully operational and was moved as operating equipment to the Richard J. Donovan Correctional Facility at Rock Mountain in San Diego County, California.

NOTE #17 - License Right
------------------------
In April of 1996, the Company entered into an agreement with Rothbury Engineering Limited, Great Britain to acquire the exclusive worldwide manufacturing and marketing rights to a technique for manufacturing rubber products such as floor coverings from crumb rubber without revulcanizing the rubber and a process for giving a mixture of scrap granulates, resins and other additives heat conductive characteristics for use in products such as heatable floor coverings and underlayments.

The Company entered into an exclusive worldwide license agreement with Faru GmbH, Dresden, Germany ("Faru"). Faru is the patent holder of the REVULCON
(R) technology. For each REVULCON (R) plant sold by the Company, Faru will receive a royalty payment of $10,000 for up to fifteen (15) plants and $20,000 royalty payment for each plant sold following the initial fifteen. The Company anticipates the sale of up to three REVULCON (R) systems, under the brand name Revulc 300, during 2000. The manufacture of the REVULCON
(R) plants will be subcontracted out to third party manufacturers.

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

                                    F-17

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #17 - License Right -Continued-
------------------------------------

                                     License   Amortization    Accumulated
Licensor                                Cost   Expense 1999   Amortization
---------------------------------------------------------------------------
Rothbury                          $  497,547   $     49,756    $   182,433
Faru GmbH                            150,000         15,000         22,500
                                  -----------------------------------------
  Total                           $  647,547   $     64,756    $   204,933
                                  =========================================

NOTE #18 - Joint Venture
------------------------

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

     The Poseidon joint venture funding is expected to be completed by the end of the second quarter, 2000. Funding consists of 50% of the total project costs (approximately $13,800,000) from a grant from the European Union Structure Fund for European regional development and 40% bank financing and 10% equity raised through a private offering in Germany, partly funded from proceeds of a Regulation S offering. The equity funding is currently 90% complete. The Company is under contract to supply the technology transfer and equipment package for the Poseidon project valued at $7,370,000, with anticipated equipment delivery commencing in 2000. Engineering for the project is being coordinated by FDC Engineering of Switzerland.

     Ground breaking for the Poseidon joint venture occurred September 17, 1998 in Penkun, Germany and the construction program is scheduled for 2000. Pending completion of all building construction and environmental compliance permitting funding and maintaining the current construction schedule, the Company anticipates the Poseidon facility to be complete and operational during the fourth quarter, 2000. Poseidon has opened offices in Penkun and has commenced a German wide marketing study and plan to introduce and sell its manufactured products.
                                    F-18

                The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #18 - Joint Venture -Continued-
------------------------------------
     The Company has consolidated the joint venture into its financial statements and reflects a minority interest position of the initial investment made by outsiders of $12,210 less 20% of the joint venture losses of $12,210 for a net minority position of $0.

NOTE #19 - Legal Proceedings
-----------------------------

On or about April 23, 1999, the Company's subsidiary, Eurectec, Inc., was name as a defendant in a complaint filed in Pistoia, Italy by Tyre's Ecology S.r.l., ("Tyre") formerly known as CISAP Ecology S.r.l. ("CISAP Ecology"). Tyre succeeded to the interest of CISAP Spa ("CISAP") as a party to a marketing agreement between Eurectec, Inc., and CISAP. Under the marketing agreement Eurectec was granted the exclusive rights to market certain tire granulating equipment manufacturing by CISAP and Tyre. The agreement required a minimum number of granulating systems to be sold by Eurectec to maintain the exclusive rights. Eurectec has not met its minimum sales quota due to the non-performance of the CISAP equipment. The Complaint seeks, among other things, to terminate the marketing agreement and to recover damages in the approximate amount of $520,000 arising from alleged misstatements by Eurectec as to the manufacturers' represented through-put capacity of equipment and alleged defamation by Eurectec and Marco Morbidelli, a former Tyre engineer who has performed for Eurectec and purchasers of CISAP and Tyre equipment in Saudi Arabia and Mexico.

The Company intends to vigorously defend the claim for damages on the basis that none of the CISAP or Tyre equipment sold to any of the purchasers introduced by Eurectec has been capable of operating as represented. Moreover, the manufacturers have failed to deliver equipment purchased, failed to properly install equipment as required by contract, and failed to provide warrant service to the purchasers of the equipment.

The Company has incurred substantial costs attempting to obtain performance for its clients and has suffered substantial damages to its business as a result of the plaintiff's unwillingness and inability to perform under its sales agreement. Moreover, the Company is not concerned with the loss of the marketing rights held by Eurectec because it does not believe those marketing rights hold any value given the manufacturers' consistent failure to deliver commercially viable equipment to purchasers.

Because the excessive costs the Company sustained as a result of CISAP's failure to deliver commercially viable equipment, the Company, through Eurectec, filed a counterclaim against Tyre in the Court in Pistoia, on January 11, 2000. The Company seeks to recover damages in the amount of $4,366,154.

NOTE #20 - Segments
-------------------

During 1999, the Company completed an internal reorganization and created new subsidiaries to accomplish its production goals. For 1999, substantially all of the operations were handled by The Quantum Group, Inc., Poseidon Products GmbH and Qcal. These three entities are segment one and are involved with the production of crumb rubber and the manufacturing of equipment to produce Crumb Rubber. Qest, Inc., and its subsidiary Qind, Inc., are to become the marketing segment of the Company's consolidated financial statements, but had de minimus operating costs is 1999, Qmax, Inc., and Mat, Inc., (acquired in 2000) will become the construction industries functions of the Company. This segement had not operations in 1999.
                                F-19

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #21 - Principals of Consolidation
--------------------------------------
The consolidated financial statements of The Quantum Group, Inc., and its subsidiaries include the amount of all majority owned subsidiaries. Intercompany loans, deposits and other transations have been eliminated in the consolidated process.

The Company's subsidiaries are as described as follows;

     Quantum Environmental Solutions & Technology, Inc. ("QEST")
     -----------------------------------------------------------
     Quantum Environmental Solutions & Technology, Inc. ("QEST") is a wholly owned subsidiary of the The Quantum Group, Inc. QEST was established pursuant to the laws of the State of Nevada on April 21, 1997. QEST was put into active operations during the fourth quarter 1999. The primary responsibility of QEST is the marketing and sales of tire recycling and aftermarket product equipment systems.

     Quantum Environmental Solutions & Technology Industries, Inc. ("QIND")
     ----------------------------------------------------------------------
     Quantum Environmental Solutions & Technology Industries, Inc. ("QIND") is a wholly owned subsidiary of QEST. QIND was established pursuant to the laws of the State of Nevada on April 21, 1997. QIND was formed to market and sale tire recycling systems and aftermarket product equipment systems in Canada.

Crumb Rubber Products

     QCAL, Inc.  ("QCAL")
     --------------------
     QCAL, Inc. ("QCAL"), is a wholly owned subsidiary of The Quantum Group, Inc. QCAL was established pursuant to the laws of the State of California on October 22, 1999 for the purpose of entering into joint venture agreements in the State of California to own and operate tire recycling and aftermarket product manufacturing facilities.

     Through QCAL, the Company entered into a joint venture agreement with the State of California Department of Corrections ("CDC") for construction and operation of a tire crumbing facility at the Richard J. Donovan Correctional Facility at Rock Mountain in San Diego County, California ("Donovan Correctional Facility"). This plant will manufacture crumb rubber at the prison facility using an inmate workforce. The Donovan Correctional Facility plant is currently 60% operational and the Company anticipates it will be fully operational by the third quarter of 2000.

     Poseidon Products GmbH.
     -----------------------
     In a joint venture agreement with SteG, a German Government sponsored company, the Company established Poseidon Products GmbH ("Poseidon") which will construct and operate a tire recycling facility in Penkun, in the state of Mecklenburg-Vorpommern to produce crumb rubber and to manufacture a wide range of value added aftermarket products. The plant is designed to shred and granulate tires into crumb rubber. Some of the crumb rubber will be devulcanized with the Company's Revulc 300 machine. The devulcanized rubber will be used in a variety of products. The balance of the crumb rubber will be used for in house manufacturing of value added products using press systems and other technologies.

                                    F-20
                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

NOTE #21 - Principals of Consolidation -Continued-
--------------------------------------------------
Construction Industry

     Quantum Modified Asphalt Xcetera, Inc., ("QMAX")
     ------------------------------------------------
     Quantum Modified Asphalt Xcetera, Inc., ("QMAX") is a wholly owned subsidiary of the The Quantum Group, Inc. QMAX was established pursuant to the laws of the State of Nevada on May 11, 1997. QMAX was put into active operations during the fourth quarter 1999. The Company believes a potentially large market for crumb rubber exists in the asphalt paving industry, where there appears to be significant interest in producing CRM asphalt paving. QMAX will oversee the Company's efforts in the CRM asphalt industry. This will include the use of specialized mobile equipment for the mixing of crumb rubber and asphalt at hot mix plants, overseeing technology transfer programs to international clients, on-site project management and seminars to educate both public and private sector engineers to the Company's products and services.

     Modified Asphalt Technologies, Inc. ("MAT")
     -------------------------------------------
     During the first quarter of 2000 the Company purchased Modified Asphalt Technologies, Inc., ("MAT") to be a subsidiary of QMAX, and entered into an employment agreement with its president Jeffery R. Smith. MAT and Mr. Smith are recognized leaders in the production and use of CRM asphalt. MAT and Mr. Smith have expertise in the areas of technology transfer, equipment manufacturing, material specifications and supply, quality assurance, personnel training, asphalt rubber binder production and application and implementation of asphalt rubber usage. The Company believes this acquisition will compliment the products and services QMAX currently offers and enable it to expand its operations in the CRM asphalt paving industry.

     Eurectec, Inc.  ("Eurectec")
     ----------------------------
     Eurectec, Inc. ("Eurectec"), is a wholly owned subsidiary of The Quantum Group, Inc. It was established for the primary purpose of negotiating license agreements with CISAP and SMS to market and sell their tire recycling and aftermarket product equipment. Unfortunately, neither manufacturer could provide equipment that operated at manufacturer's specifications. The Company's most recent sales of CISAP and SMS equipment were to buyers in Mexico and Saudi Arabia. Both facilities experienced significant problems, some of which are still unresolved. Because the CISAP and SMS equipment has not worked as represented, the Company is no longer selling, nor does it intend to sell CISAP or SMS equipment in the future. The Company is currently involved in litigation with CISAP. The Company is not currently involved in, nor does it anticipate being involved in litigation with SMS.

     With the conclusion of the Company's relationships with CISAP and SMS, Eurectec's primary business purposes no longer exist. The Company anticipates little, if any business will be transacted through Eurectec in the future.

                                    F-21

                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-


NOTE #22 - Subsequent Events
----------------------------

During the first quarter of 2000, the Company purchased Modified Asphalt Technologies, Inc., ("MAT") to be a subsidiary of QMAX, and entered into an employment agreement with its president Jeffery R. Smith. MAT and Mr. Smith are recognized leaders in the production and use of CRM asphalt. MAT and Mr. Smith have expertise in the areas of technology transfer, equipment manufacturing, material specifications and supply, quality assurance, personnel training, asphalt rubber binder production and application and implementation of asphalt rubber usage.

On April 5, 2000, the Company approved the 2000 Qualified Stock Option Program. The Stock Option Program allocates 200,000 options to be issued for 200,000 shares. On April 5, 2000 options for 153,168 shares were issued.




                                    F-22