Form 10QSB
period 2000-03-31
QUANTUM GROUP INC /NV/
filed 2000-05-22
CIK 921450

                               United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
   March 31, 2000                                          0-23812

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

         Park Irvine Business Center, 14771 Myford Road, Building B
       -------------------------------------------------------------
                              Tustin, CA 92780
                            --------------------
                  (Address of principal executive offices)

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

        Common stock, par value $.001; 10,384,672 shares outstanding as of April 30, 2000


                       PART I - FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
-------   -------------------
          See Page F-1 to F-12 attached.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS
-------   ------------------------------------------------------------

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

General
-------
     The Quantum Group, Inc., (the "Company"), is in the business of developing innovative products and technologies in the environmental and recycling industries for tire rubber recycling and aftermarket product producing plants.

     The business of the Company and its subsidiaries is focused in three primary areas. First, the Company manufactures and sells its own equipment and equipment manufactured by others which produces recycled rubber from automobile and truck tires, commonly known as "crumb rubber." The Company also manufactures and sells its own equipment and equipment of others that makes aftermarket products from crumb rubber. Second, the Company owns and operates tire recycling facilities, through joint venture agreements, which manufacture crumb rubber and aftermarket products. Third, the Company operates in the construction industry, primarily in the area of crumb rubber modified asphalt paving, commonly known as "CRM" asphalt.

     The Company has developed a website that can be viewed at http://www.tqginc.com. The website allows visitors to access an overview of the Company's activities, obtain market information for the Company's trading stock and view the Company's EDGAR filings. The Company has a main portal website, http://www.tirerecycling.com that provides links to all of the Company's subsidiaries' websites: QEST http://www.qest-quantum.com;
QCAL   http://www.qcal-quantum.com; and QMAX   http://www.qmax-quantum.com.
A Poseidon web site has also been established and may be viewed at http://www.poseidon-products.com. The web site, which is in German and English, provides a platform for showcasing the Poseidon joint venture and promoting an awareness of the Company.


Liquidity and Capital Resources
-------------------------------
     At March 31, 1999, the Company had cash of $136,667 on hand.

     The Company does not currently have any outstanding debt and management believes that proceeds from current equipment and aftermarket product sales, license fees, pending sales and the current Regulation S offering proceeds will provide sufficient capital and liquidity to meet the Company's requirements for the next twelve months. The Company has begun receiving proceeds from a new Regulation S offering. This offering commenced during the first quarter of 2000.
                                     2

     The Company does not currently have any capital commitments for 2000. However, at such time the Company initiates Phase two of the QCAL project, it will have a capital commitment for approximately $1,500,000 for equipment needs. The Company anticipates initiating Phase two during the third quarter of 2000.

     The Company is emphasizing product and services sales via the Internet and trade show participation as well as direct marketing efforts. Additionally, the Company is vigorously pursuing joint venture arrangements similar to that of the Poseidon Project. The Company anticipates it will experience continued growth during 2000 through these efforts pursuant to the Company's strategic plan.

Results Of Operations
---------------------

Comparison of the three months ended March 31, 2000 and the three months ended March 31, 1999.
-------------------------------------------------------------------------

     During the three months ended March 31, 2000, the Company's net cash used in operations was $550,442, compared to cash used in operations of $891,915 during the comparable 1999 quarter. The year 2000 cash utilization comes primarily from the operating loss of $662,410 and the increase in both Accounts Receivable and Inventory of $89,863 and $36,521 respectively. The funds were provided by the sale of Common stock in the Company's QCAL subsidiary of $428,475, an increase in Customer Deposits of $190,714 and from Company cash on hand, which decreased by $106,267 during the three months ended March 31, 2000. During 1999 the Company's cash utilization was primarily from an operating loss of $303,968, an increase in deposits on inventory of $393,199 and an increase in the costs of the Prototype Impact 500 of $172,050.

     The Company generated revenues of $101,332 from the sale of floor mats and similar products. The Company believes that this is the beginnings of a continuous revenue stream from its QCAL operations. The QCAL sales mark a change in the Company's historic revenue generation model because the QCAL sales were of products produced from crumb rubber rather than the sale of tire recycling equipment. While the QCAL sales are significantly smaller in dollar amount, the Company believes they will be of a frequent and recurring basis. The Company believes that the frequency of these sales will change the nature of the Company's revenue stream and cash flows as they increase in volume.

                                     3

     Depreciation expense for the three months ended March 31, 2000 was $68,830 compared to $2,503 in the 1999 quarter. This $66,327 increase is due to the operation of the QCAL facility at the Richard J. Donovan Correctional Facility, which was not open during the 1999 quarter.

     Travel expense declined by $48,695 to $35,375 during the three months ended March 31,2000 compared to the three months ended March 31, 1999 level of $84,070. This reduction is due to concentration of effort on domestic operations and timing. The Company believes that travel expenses will continue to be less than 1999 levels but not to the extent of the first quarter changes.

     The Company incurred higher Office and Administrative Expenses in the First Quarter 2000 compared to 1999. Office Expense of $47,602 in the three months ended March 31, 2000 is $18,083 higher than the $29,519 in the comparable 1999 period. Administrative expenses of $273,973 in 2000 are $167,027 above the 1999 expense of $106,946. This increased level of expenditure is expected to continue throughout the year. The increase is due primarily to production and sales efforts and staffing of the QCAL facility.

     Management believes that the sales level of QCAL products will increase significantly. The efforts in late 1999 and the current quarter have been in preparation for the beginning of production, which commenced at year end 1999.

     Consulting fees increased during the quarter ended March 31, 2000 to $171,777. This increase is due to the increased use of consultants to review equipment configurations and concerns regarding prior sales of CISAP equipment and the acquisition of Modified Asphalt Technologies, Inc.

     During the three months ending March 31, 2000 the Company issued options on 200,000 shares of the Company's stock under the 2000 Employee Stock Option program. The Company recognized an expense of $35,000 on the issuance of the options. The Company issued similar options and incurred an expense of $39,067 in 1999, however the quarters of the year were different (4th Quarter 1999, 1st Quarter 2000), thus there is no comparable expense in the three months ended March 31, 1999.

Comparison of the three months ended March 31, 1999 and the three months ended March 31, 1998
-------------------------------------------------------------------------
     During the first quarter of 1999, the Company's net cash used in operations was $891,915, compared to cash used in operations of $182,040 during the first quarter of 1998. The 1999 cash utilization is a result of an operating loss of $303,968 and the payment of $393,199 of deposits on inventory and $172,050 of increased investment in the Impact 500 prototype. The Company realized net proceeds of $937,863, after commissions, legal and accounting fees on its regulation S offering concluded during the three months ended March 31, 1998. No such activity was conducted during the comparable quarter in 1999.


     The Company generated $70,699 of revenue. The majority of this income is from feasibility studies for future projects. $9787 of the other income was Interest Income.

     Travel expense in the three months ended March 31, 1999 of $84,070 exceed the prior period expense of $34,811 by 49,259 because of the Installation and sales activities of a number of foreign transactions and a general increase in the Company's marketing activities, as well as the German joint venture project. Administrative expense increased from $32,569 to $106,9469 from the first quarter of 1997 to the first quarter of 1999. This increase is also due to the increases in advertising and public marketing activities during the 1999 period.

     Depreciation expense decreased from $12,253 in the first quarter of 1998 to $2,503 in the quarter ended March 31, 1999. This decrease is due to the sale of the press in the last quarter of 1998. Amortization expense increased from $12,439 in the quarter ended March 31, 1998 to $16,189 in the quarter ended March 31, 1999 due to the addition of the Faru license during 1999.

     Professional fees increased to $33, 671 in the quarter ended March 31, 1999 from $1,424 in the comparable 1998 quarter. This increase is primarily due to the legal expenses of the 1999 Regulation S offering and the issuance of the 1998 Form 10K-SB. Consultant fees decreased by $6,151 to $ 87,876 in the three months ended March 31, 1999 compared to the $94,027 incurred in the comparable three-month period in 1998. This decrease is due to timing differences in the utilization of consultants and is not indicative to a trend to reduce the utilization of consultants.

                        PART II - OTHER INFORMATION
                        ----------------------------

Item 1.   Legal Proceedings
-------   -----------------
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


     Tyre is also seeking to recover damages in the approximate amount of $520,000 arising from alleged misstatements by Eurectec as to the manufacturers' represented through-put capacity of equipment and alleged defamation by Eurectec and Marco Morbidelli, a former Tyre engineer who has performed work for Eurectec and purchasers of CISAP and Tyre equipment in Saudi Arabia and Mexico.
                                     5

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

Item 2.   Changes in Securities
-------   ---------------------

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued since the Company's last quarterly report for the quarter ended September 31, 1999.


Recent Sales of Unregistered Securities
---------------------------------------

     a)   Securities sold.
---------------------

    1.  Regulation S offering

    Date                   Title            Price Per Share   Amount
    ------------------     --------------   ----------------  -----------
    First Quarter 1998     Common           $1.50             1,200,000
    Second Quarter 1998    Common           $2.00               300,000
    Third Quarter 1998     Common           $2.25             1,000,000

    Date                   Title            Price Per Share   Amount
    ------------------     --------------   ----------------  -----------
    Second Quarter 1999    Common           $1.75                 7,285
    Third Quarter 1999     Common           $1.75                57,003
    Fourth Quarter 1999    Common           $1.75               205,582

    2.  Option Exercise

    In June, 1998, an option for 50,000 shares of common stock, issued pursuant to the Company's 1997 Stock Option Plan, was exercised at a price of $0.062 per share.

    In July, 1998, an option for 200,000 shares of common stock, issued pursuant to the Company's 1997 Stock Option Plan, was exercised at a price of $0.062 per share.

    In November, 1998 an option for 66,666 shares of common stock, issued pursuant to the Company's 1997 Stock Option Plan, was exercised at a price of $0.062 per share.

    3.  Shares for Services Rendered

    Date                   Title            Price Per Share   Amount
    ------------------     --------------   ----------------  -----------

    Second Quarter 1999    Common           $1.75               63,767
    Second Quarter 1999    Common           $1.75              102,000
    Second Quarter 1999    Common           $1.75               93,429
    Third Quarter 1999     Common           $1.75               43,714
    Fourth Quarter 1999    Common           $1.75               60,268

    4.  Acquisition of Modified Asphalt Technologies, Inc.

    Date                   Title            Price Per Share   Amount
    ------------------     --------------   ----------------  -----------
    First Quarter 2000     Common           Share Exchange      51,549

(b) Underwriters and other purchasers.
--------------------------------------
     1.  Regulation S Offering
     -------------------------
     All securities sold during 1998 were sold to non U.S. persons. All shares of common stock were sold in Germany to Beteiligungs Fonds, GBR.
                                     7

     All securities sold during 1999 were sold to non U.S. persons. All shares of common stock were sold in Germany.

     2.  Option Exercise
     -------------------
     The June option was exercised by RMC International, a consultant to the Company.

     The July option was exercised by Johann Brendgens, a consultant to the Company.

     The November option was exercised by Keith Fryer, an officer and director of the Company.

     3.   Shares for Services Rendered
     ---------------------------------
     In the second and third quarters of 1999, the Company issued 102,000 and 43,714 common shares, respectively, as commission for the sales of securities pursuant to the Regulation S offering made in 1998. All of these shares were delivered to non U.S. persons.

     In the second quarter 1999, the Company issued 93,469 common shares for consulting services rendered to the Company by an outside firm.

     In the second quarter 1999, the Company issued 63,767 common shares as a finder's fee to a non U.S. person.

     In the fourth quarter 1999, the Company issued 60,268 common shares as commission for the sales of securities pursuant to the Regulation S offering made in 1999. All of these shares were delivered to non U.S. persons.

     4.   Acquisition of Modified Asphalt Technologies, Inc.
     -------------------------------------------------------
     On January 21, 2000, 51,549 common shares were issued to acquire 1,000 common shares of Modified Asphalt Technologies, Inc. ("MAT"), a privately held Arizona corporation. The 1,000 shares represented all of the issued and outstanding shares of MAT.

(c) Consideration.
------------------
     1.   Regulation S Offering
     --------------------------

     The aggregate offering price for sales made during 1998 was $4,650,000. The Company paid commissions of $254,999.50 by delivering to the broker a total of 145,714 common shares valued at $1.75 per share. These shares were not delivered to the broker until the second and third quarters of 1999.

     The aggregate offering price for sales made during 1999 was $472,274. The Company paid commissions of $105,469 by delivering to the broker a total of 60,268 common shares valued at $1.75 per share. These shares were not delivered to the broker until the fourth quarter 1999.


                                     8

     2.   Option Exercise
     --------------------

     The Company realized $3,100 from the exercise of the option in June, 1998.

     The Company realized $12,400 from the exercise of the option in July, 1998.

     The Company realized $4,167 from the exercise of the option in November, 1998.

     3.   Shares for Services Rendered
     ---------------------------------

     As discussed above, 205,982 of the 363,178 common shares issued during 1999 for services rendered were issued as commission for sales of securities pursuant to Regulation S. The shares were valued at $1.75 per share.

     During the second quarter 1999, the Company issued 63,767 common shares to an outside consultant as a finder's fee. The shares were valued at $1.75 per share.

     During the second quarter 1999 the Company issued 93,429 common shares to an outside consultant for services rendered. The shares were valued at $1.75 per share.

     4.   Acquisition of Modified Asphalt Technologies, Inc. ("MAT")
     ---------------------------------------------------------------
     During the first quarter 2000, the Company exchanged 51,549 common shares for 1,000 shares of MAT common stock, which represented all of the issued and outstanding common shares of MAT. No cash was received by the Company.

(d) Exemption from registration claimed.
----------------------------------------

     1.   Regulation S Offering
     ---------------------------

     The securities were sold in 1998 and 1999 pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.


                                     8

     2.   Option Exercise
     --------------------

     The June option was exercised pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     The July option was exercised pursuant to Regulation S.

     The November option was exercised pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     3.  Shares for Services Rendered
     --------------------------------
     The 93,429 common shares issued during the second quarter 1999 for services rendered, were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     The 63,767 common shares delivered issued during the second quarter 1999 as a finder's fee were issued pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the Company agreed to pay the finder's fee, the Company reasonably believed the individual was outside of the United States and was not a U.S. Person. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the recipient has not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the individual received the securities for its own account and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     The 205,982 common shares delivered to the broker as commission during the second, third and fourth quarters of 1999, were issued pursuant to Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the shares were issued for commissions, the Company reasonably believed the broker was outside of the United States and was not a U.S. Person. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the broker has not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the broker purchased the securities for its own account and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     4.  Acquisition of Modified Asphalt Technologies, Inc.
     ------------------------------------------------------

     The 51,549 Company common shares exchanged for all of the issued and outstanding common shares of MAT were issued pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. No cash was received by the Company.

(e) Terms of conversion or exercise.
------------------------------------
     1.   Regulation S Offering
     --------------------------

          Not applicable.
                                     10

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

     The November option was granted pursuant to the Company's 1997 Stock Option Plan. The exercise price per share was $.062 and the option, which is for a total of 33,334 shares, may be exercised over a period of five years from October 23, 1997, the date of the grant.

     3.   Shares for Services Rendered
     ---------------------------------
     Not applicable.

     4.   Acquisition of Modified Asphalt Technologies, Inc.
     -------------------------------------------------------

     Not applicable.

Item 3.  Defaults upon Senior Securities
----------------------------------------

     None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None

Item 5.  Other Information
--------------------------

     Acquisition of Modified Asphalt Technologies, Inc.

     During the first quarter 2000 the Company finalized the acquisition of MAT, which will operate as a subsidiary or Quantum Modified Asphalt Xcetera, Inc., ("QMAX"). The Company also entered into an employment agreement with Jeff Smith, the president and founder of MAT.

     The Company acquired all of the issued and outstanding shares of MAT in exchange for 51,549 shares of restricted Company common stock. MAT had limited assets and was primarily acquired for its expertise and name recognition within the CRM asphalt paving industry. MAT and Mr. Smith have expertise in the areas of technology transfer, equipment manufacturing, material specifications and supply, quality assurance, personnel training, asphalt rubber binder production and application and implementation of asphalt rubber usage. The Company believes this acquisition will compliment the products and services QMAX currently offers and enables it to expand its operations in the CRM asphalt paving industry.


                                     11

     Agreement in Principle
     ----------------------

     The Company has reached an agreement in principle to purchase from Fonds Concepts GmbH & Co. ("Fonds") the tire recycling facilities it owns
in Coswig, Germany and Atzendorf, Germany.   The Company has a pre-existing
relationship with Fonds and is familiar with these facilities because the Company sold the equipment being used in these facilities. It is anticipated that the Company will take ownership of and assume responsibility for the operations of one of the facilities sometime in late 2000, and for the other sometime in 2001.

     Pursuant to the agreement in principle to purchase the Coswig plant, the Company will pay Fonds 3,250,000 DM (German Marks) by no later than January 31, 2001. Fonds will have discretion to decide, by no later than January 10, 2001, whether the sum is to be paid in cash or in Company common stock valued at $1.75 per share.

     Similarly, to acquire the Atzendorf plant, the Company will pay Fonds a total of 1,200,000 DM by no later than February 15, 2001. Fonds will have discretion to decide, by no later than September 1, 2000, whether the sum is to be paid in cash or in Company common stock valued at $1.75 per share.

     The Company anticipates a Definitive Agreement will be negotiated and entered into and the transaction will be closed within 90 days of the date of this Form 10-QSB.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2000.

     (B) Exhibits. The following exhibits are included as part of this report:


     Exhibit        SEC Exhibit
     Number         Ref. Number    Title of Document             Location
     ----------     ------------   ----------------------------  ---------
     10.01          10             The Quantum Group, Inc.,      Attached
                                   2000 Stock Option Plan

     27.01          27             Financial Data Schedule       Attached


                                     12


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                   The Quantum Group, Inc.


May 12, 2000                       /s/Ehrenfried Liebich
                                   -------------------------
                                   Ehrenfried Liebich
                                   Chairman of the Board, President and
                                   Chief Executive Officer



May 12, 2000                       /s/John F. Pope
                                   -------------------------
                                   John F. Pope
                                   Vice President, Finance
                                   Chief Accounting Officer


                 The Quantum Group, Inc., and Subsidiaries

                            Financial Statements

                        March 31, 2000 (Unaudited) &
                             December 31, 1999














                                                                        F-2
[Letterhead]


                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392


Darrell T. Schvaneveldt, C.P.A.


Board of Directors
The Quantum Group, Inc., and Subsidiaries


I have reviewed the accompanying balance sheets, of The Quantum Group, Inc., and Subsidiaries, as of March 31, 2000, and for the three months periods then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/S/ Schvaneveldt & Company
Salt Lake City, Utah 84111
May 19, 2000



                                                                        F-3
                  The Quantum Group, Inc. and Subsidiaries
                               Balance Sheets
                          March 31, 2000 and 1999
                                (UNAUDITED)

                                                   March         March      December
                                                31, 2000      31, 1999      31, 1999
                                             ------------  ------------  ------------
   ASSETS
Current Assets
--------------

Cash                                         $   136,667   $   890,029   $   242,934
Accounts Receivable                              407,327     3,065,040       317,464
Inventory                                        175,990        33,025       139,469
Deposit                                          317,003       696,220       317,003
Note & Interest Receivable - Officer              71,347        46,607        69,253
Prepaid Expenses                                  26,944           440        26,944
                                             ------------  ------------  ------------
   Total Current Assets                        1,135,278     4,731,361     1,113,067

Property & Equipment
--------------------

Furniture and Fixtures                            52,596             -        55,547
Equipment                                      1,231,719        29,464     1,292,764
Vehicles                                          66,323        39,378        70,397
Land                                             157,753       179,309       157,753
Web Sites                                          9,168             -         9,650
                                             ------------  ------------  ------------
   Total Property and Equipment                1,517,559       248,151     1,586,111

Other Assets
------------

Cash Pledged                                           -         5,329             -
License Rights                                   426,422       491,179       442,611
Deposit                                          687,487     1,807,789       687,487
Prototype Impact 500                                   -       235,253             -
Goodwill                                          81,200             -             -
                                             ------------  ------------  ------------
   Total Other Assets                          1,951,109     2,539,550     1,130,098
                                             ------------  ------------  ------------
   TOTAL ASSETS                              $ 3,847,946   $ 7,519,062   $ 3,829,276
                                             ============  ============  ============


           See accountant's review report and accompanying notes


                                                                        F-4
                 The Quantum Group, Inc., and Subsidiaries
                         Balance Sheets -Continued-
                          March 31, 2000 and 1999
                                (UNAUDITED)

                                                   March         March      December
                                                31, 2000      31, 1999      31, 1999
                                             ------------  ------------  ------------

   LIABILITIES & STOCKHOLDER' EQUITY

Current Liabilities
-------------------

Accrued Expenses                             $    66,506   $   447,095   $    84,043
Accounts Payable                                 602,153       716,075       653,517
Notes Payable                                    272,240             -       272,240
Customer Deposits                                485,897     2,192,962       295,183
Franchise Tax Payable                            103,548       103,548       103,548
Payroll Taxes Payable                             22,437             -             -
Sales Tax Payable                                  2,375             -             -
Current Maturities                                16,925             -        16,925
                                             ------------  ------------  ------------
   Total Current Liabilities                   1,572,081     3,459,680     1,425,456

Long Term Liabilities
---------------------

Capital Lease                                     81,089        25,503        67,631
Notes Payable                                     12,720             -        10,198
Less Current Maturities                      (    16,925)            -  (     16,925)
                                             ------------  ------------  ------------
   Total Long Term Liabilities                    76,884        25,503        60,904

Minority Interest in Subsidiary                  428,475         9,464             -

Stockholders' Equity
--------------------

Common Stock 50,000,000 Shares
  Authorized; No Par Value of $0.001
  Per Share;
9,084,672; 8,400,755 & 9,033,123 Shares
 Issued Retroactively Restated Respectively        9,085         8,400         9,033
Paid In Capital                                6,782,724     6,018,287     6,692,776
Accumulated Deficit                          ( 5,021,303) (  2,020,471) (  4,358,893)
                                             ------------  ------------  ------------
   Total Stockholders' Equity                  1,770,506     4,006,216     2,342,916
                                             ------------  ------------  ------------
   TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                      $ 3,847,946   $ 7,500,863   $ 3,829,276
                                             ============  ============  ============


           See accountant's review report and accompanying notes


                                                                        F-5
                 The Quantum Group, Inc., and Subsidiaries
                          Statement of Operations
             For the Three Months Ended March 31, 2000 and 1999
                                (UNAUDITED)

                                                   Three         Three        Twelve
                                                  Months        Months        Months
                                                   March         March      December
                                                31, 2000      31, 1999      31, 1998
                                             ------------  ------------  ------------

Revenues
--------

Product Sales                                $   101,332  $          -  $          -
Other Income                                       6,882        70,699        17,821
                                             ------------  ------------  ------------
   Total Revenues                                108,214        70,699        17,821

   Cost of Sales                                  59,091             -           348
                                             ------------  ------------  ------------
   Gross Profit                                   49,123        70,699        17,473
                                             ------------  ------------  ------------
Expenses
--------

Depreciation                                      68,830         2,503       144,222
Amortization                                      16,189        16,189        64,756
Travel                                            35,375        84,070       167,274
Professional Fees                                 31,860        33,671       210,483
Office                                            47,602        29,519        97,356
Rent & Utilities                                  30,927        13,893        71,242
Administrative Expenses                          273,973       106,946       814,361
Consultant Fees                                  171,777        87,876       715,663
Interest                                               -             -        19,504
Accounts Receivable Written Off                        -             -       347,220
Options Issued Expense                            35,000             -        39,067
                                             ------------  ------------  ------------
   Total Expenses                                711,533       374,667     2,691,148

   Net Income (Loss) from Operations         (   662,410) (    303,968) (  2,673,675)


           See accountant's review report and accompanying notes


                                                                        F-6
                 The Quantum Group, Inc., and Subsidiaries
                          Statements of Operations
             For the Three Months Ended March 31, 2000 and 1999
                                (UNAUDITED)

                                                   March         March      December
                                                31, 2000      31, 1999      31, 1999
                                             ------------  ------------  ------------
Other Income (Expenses)
-----------------------

Interest Income                                        -             -        21,822
                                             ------------  ------------  ------------
   Total Other Income (Expenses)                       -             -        21,822

Taxes & Minority Interest
-------------------------

Minority Interest                                      -             -  (      9,463)
Provisions for Taxes - Current                         -             -             -
                                             ------------  ------------  ------------
   Total Taxes & Minority Interest                     -             -  (      9,463)
                                             ------------  ------------  ------------
   Net Income (Loss)                         (   662,410) (    303,968) (  2,642,390)
                                             ============  ============  ============

   Net Income (Loss) Per Share               (      0.07) (       0.04)         0.30

   Weighted Average Shares Outstanding         9,061,897     8,400,075     8,670,366

   Diluted Net Profit Per Share                      N/A           N/A           N/A


           See accountant's review report and accompanying notes


                                                                        F-7
                 The Quantum Group, Inc., and Subsidiaries
                     Statement of Stockholders' Equity
                   From January 1, 1998 to March 31, 2000
                                (UNAUDITED)

                                         Common Stock          Paid In   Accumulated
                                     Stock        Amount       Capital       Deficit
                                -----------------------------------------------------
Balance, January 1, 1998         4,853,409         4,853     1,932,968  (  1,615,812)

Shares Issued Regulation
S for Cash                       1,200,000         1,200     1,798,800

Shares Issued Regulation
S for Cash                         300,000           300       599,700

Shares Issued Regulation
S for Cash                       1,000,000         1,000     2,249,000

Cost of Shares Sold Pursuant
to Regulation S Offering                                  (    694,964)

Shares Issued on Exercise
of Options                         396,666           397        24,177

Shares Issued to Minority
Interest Shareholders to
Acquire 100% of Subsidiary
Stock                              650,000           650       108,606

Net Loss for the Year Ended
December 31, 1998                                                       (    100,691)
                                -----------------------------------------------------
Balance, December 31, 1998       8,400,075         8,400     6,018,287  (  1,716,503)

Shares Issued for Services
at $1.75 Per Share                 363,178           363       635,480

Shares Issued for Cash at
$1.75 Per Share                    269,870           270       472,004

Cost of Shares Issued                                     (    472,062)

Options Issued                                                  39,067

Net Loss for the Year Ended
December 31, 1999                                                       (  2,642,390)
                                -----------------------------------------------------
Balance, December 31, 1999       9,033,123         9,033     6,692,776  (  4,358,893)

Options Issued                                                  35,000


           See accountant's review report and accompanying notes

                                                                        F-8
                 The Quantum Group, Inc., and Subsidiaries
               Statement of Stockholders' Equity -Continued-
                   From January 1, 1998 to March 31, 2000
                                (UNAUDITED)

                                             Common Stock                    Paid In         Accumulated
                                     Stock        Amount       Capital       Deficit
                                -----------------------------------------------------
Shares Issued to Acquire
Modified Asphalt Technology,
Inc.                                51,549            52        89,948

Net Loss for the Three Months
Ended March 31, 2000                                                    (    662,410)
                                -----------------------------------------------------
Balance, March 31, 2000          9,084,672   $     9,085  $  6,817,724  ($ 5,021,303)
                                =====================================================


           See accountant's review report and accompanying notes


                                                                        F-9
                 The Quantum Group, Inc., and Subsidiaries
                          Statement of Cash Flows
             For the Three Months Ended March 31, 2000 and 1999
                                (UNAUDITED)



                                                   March         March      December
                                                31, 2000      31, 1999      31, 1998
                                             ------------  ------------  ------------
Cash Flows from Operating Activities
------------------------------------

Net Loss                                     ($  662,410) ($   303,968) ($ 2,642,390)
Adjustments to Reconcile Net Loss to
Net Cash;
 Write Off Accounts Receivable                         -             -       347,220
 Options Issued                                        -             -        39,067
 Amortization and Depreciation                    85,019        18,692       208,978
 Non Cash Expenses                                     -             -       163,500
 Minority Interest                                     -             -         9,463
Changes in Operating Assets & Liabilities;
 (Increase) Decrease in Accounts Receivable  (    89,863)            -     2,747,576
 (Increase) Decrease in Inventory            (    36,521)            -  (    120,044)
 (Increase) Decrease in Deposit on
  Inventory                                            -  (     13,600) (     13,982)
 (Increase) Decrease in Prototype Impact
  500                                                  -  (    393,199)       63,203
 (Increase) Decrease in Notes Receivable     (     2,092) (    172,050) (     38,321)
 (Increase) Decrease in Prepaid Expenses               -  (     15,675) (     26,504)
 (Increase) Decrease in Deposits                       -             -       755,717
 Increase (Decrease) in Accrued Expenses     (    17,537) (      2,989) (    366,041)
 Increase (Decrease) in Accounts Payable     (    51,364) (      9,126) (     71,684)
 Increase (Decrease) in Customer Pledges         190,714             -  (  1,897,779)
 Increase (Decrease) in Cash Pledged                   -             -         5,329
 Increase (Decrease) in Payroll Taxes
  Payable                                         22,437             -             -
 Increase (Decrease) in Sales Taxes Payable        2,375             -             -
                                             ------------  ------------  ------------
   Net Cash Provided (Used) by
   Operating Activities                      (   559,242) (    891,915) (    836,692)


           See accountant's review report and accompanying notes


                                                                       F-10
                 The Quantum Group, Inc., and Subsidiaries
                    Statement of Cash Flows -Continued-
             For the Three Months Ended March 31, 2000 and 1999
                                (UNAUDITED)

                                                   March         March      December
                                                31, 2000      31, 1999      31, 1998
                                             ------------  ------------  ------------
Cash Flows from Investing Activities
------------------------------------

Purchase of Vehicles                                   -             -  (     39,401)
Purchase of Equipment                        (       280)            -  (  1,414,664)
Purchase of Furniture                                  -             -  (     35,443)
Purchase of Websites                                   -             -  (      9,650)
(Increase) Decrease in Goodwill              (    81,200)            -             -
                                             ------------  ------------  ------------
   Net Cash Provided (Used) by
   Investing Activities                      (    81,480)            -  (  1,499,158)

Cash Flows from Financing Activities
------------------------------------

 Sales of Common Stock                            90,000             -       472,274
 Sale of Subsidiary Common Stock                 428,475             -             -
 Increase (Decrease) in Notes Payable             15,980             -       324,566
                                             ------------  ------------  ------------
   Net Cash Provided (Used) by
   Financing Activities                          534,455             -       796,840
                                             ------------  ------------  ------------
   Increase (Decrease) In Cash               (   106,267) (    891,915) (  1,539,010)

   Cash at Beginning of Period                   242,934     1,781,944     1,781,944
                                             ------------  ------------  ------------
   Cash at End of Period                     $   136,667  $    890,029  $    242,934
                                             ============  ============  ============
Disclosures from Operating Activities
-------------------------------------

 Interest                                    $       -0-  $        -0-  $     19,504
 Taxes                                               -0-           -0-           -0-

Significant Non Cash Transactions
---------------------------------

 363,178 Shares of Common Stock Issued
  for Services Rendered                              -0-           -0-       685,843
 51,549 Shares Issued for the Acquisition of
  Modified Asphalt Technologies, Inc.             90,000           -0-           -0-


           See accountant's review report and accompanying notes


                                                                       F-11
                 The Quantum Group, Inc., and Subsidiaries
                       Notes to Financial Statements

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


                                                                       F-12
                 The Quantum Group, Inc., and Subsidiaries
                 Notes to Financial Statements -Continued-

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

