Form 10QSB
period 2000-06-30
QUANTUM GROUP INC /NV/
filed 2000-08-14
CIK 921450

                               United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

 For the Quarter Ended                               Commission File Number
 ---------------------                               ----------------------
    June 30, 2000                                             0-23812

                          THE QUANTUM GROUP, INC.
                          ------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                  -------
       (State or other jurisdiction of incorporation or organization

                                 95-4255962
                                -----------
                    (I.R.S. Employer Identification No.)

         Park Irvine Business Center, 14771 Myford Road, Building B
        -----------------------------------------------------------
                              Tustin, CA 92780
                              ----------------
                  (Address of principal executive offices)

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

        Common stock, par value $.001; 11,366,187 shares outstanding as of August 7, 2000


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------










                 The Quantum Group, Inc., and Subsidiaries

                            Financial Statements

                         June 30, 2000 (Unaudited)








/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.


Board of Directors
The Quantum Group, Inc., and Subsidiaries
(A Development Stage Company)

I have reviewed the accompanying balance sheets, of The Quantum Group, Inc., and subsidiaries, as of June 30, 2000, and for the three month and six month or nine month periods then ended. These financial statements are the responsibility of the Company's management.

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


/S/ Schvaneveldt & Company
Salt Lake City, Utah 84111
August 10, 2000







                 The Quantum Group, Inc., and Subsidiaries            (F-3)
                               Balance Sheets
                            June 30, 2000 & 1999
                                (UNAUDITED)

                                   ASSETS
                                             June        June     December
                                         30, 2000    30, 1999     31, 1999
                                       ----------- -----------  -----------

Current Assets
--------------
Cash                                    $  14,237   $ 716,045    $ 242,934
Accounts Receivable                       413,981   3,065,040      317,464
Inventory                                 133,649      64,210      139,469
Deposit                                   317,003     696,220      317,003
Note & Interest Receivable - Officer       69,247      47,619       69,253
Prepaid Expenses                           26,944         220       26,944
                                       ----------- -----------  -----------

     Total Current Assets                 975,061   4,589,354    1,113,067

Property and Equipment
----------------------
Furniture and Fixtures                     49,645           -       55,547
Equipment                               1,193,750     548,116    1,292,764
Vehicles                                   62,249      37,274       70,397
Land                                      157,753     179,309      157,753
Web Sites                                   8,686           -        9,650
                                       ----------- -----------  -----------
     Total Property and Equipment       1,472,083     764,699    1,586,111

Other Assets
------------
Cash Pledged                                    -       5,329            -
License Rights                          2,125,233     474,990      442,611
Deposit                                   687,487   1,807,789      687,487
Goodwill                                   81,200           -            -
                                       ----------- -----------  -----------
     Total Other Assets                 2,893,920   2,288,108    1,130,098
                                       ----------- -----------  -----------
     TOTAL ASSETS                      $5,341,064  $7,642,161   $3,829,276
                                       =========== ===========  ===========



               See accountant's letter and accompanying notes


                 The Quantum Group, Inc., and Subsidiaries            (F-4)
                               Balance Sheets
                            June 30, 2000 & 1999
                                (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                             June        June     December
                                         30, 2000    30, 1999     31, 1999
                                       ----------- ----------- ------------
Current Liabilities
-------------------
Accrued Expenses                       $   66,506  $  450,467  $    84,043
Accounts Payable                          722,286     675,385      653,517
Notes Payable                             358,310           -      272,240
Customer Deposits                         485,897   2,723,017      295,183
Franchise Tax Payable                     103,548     103,548      103,548
Payroll Taxes Payable                      40,540           -            -
Sales Tax Payable                           3,208           -            -
Current Maturities                         16,925           -       16,925
                                       ----------- -----------  -----------
     Total Current Liabilities          1,797,220   3,952,417    1,425,456

Long Term Liabilities
---------------------
Capital Lease                              81,089      22,737       67,631
Notes Payable                              12,720           -       10,198
Less Current Maturities                 (  16,925)          -    (  16,925)
                                       ----------- -----------  -----------
     Total Long Term Liabilities           76,884      22,737       60,904

Minority Interest in Subsidiary           498,475       9,463            -

Stockholders' Equity
--------------------

Common Stock, 50,000,000 Shares
  Authorized; Par Value of $0.001
  Per Share,10,064,672 and 8,400,755
  Shares Issued Retoractively
  Restated Respectively                    10,065       8,400        9,033
Paid In Capital                         8,496,744   6,018,287    6,692,776
Currency Translation Differencial               -      18,199            -
Accumulated Deficit                    (5,538,324) (2,387,342)  (4,358,893)
                                       ----------- -----------  -----------
Total Stockholders' Equity              2,968,485   3,657,544    2,342,916
                                       ----------- -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $5,341,064  $7,642,161   $3,829,276
                                       =========== ===========  ===========


               See accountant's letter and accompanying notes


                 The Quantum Group, Inc., and Subsidiaries            (F-5)
                          Statement of Operations
              For the Six Months Ended June 30, 2000 and 1999
                                (UNAUDITED)

                                  Three      Three        Six        Six      Twelve
                                 Months     Months     Months     Months      Months
                                   June       June       June       June    December
                               30, 2000   30, 1999   30, 2000   30, 1999    31, 1999
                              ---------- ---------- ---------- ----------  ----------

Revenues
--------

Product Sales                 $ 115,674  $       -  $ 217,006  $       -   $       -
Other Income                      5,601      4,099     12,483     74,798      17,821
                              ---------- ---------- ---------- ----------  ----------
     Total Revenues             121,275      4,099    229,489     74,798      17,821

     Cost of Sales               67,091          -    126,182          -         348
                              ---------- ---------- ---------- ----------  ----------
     Gross Profit                54,184      4,099    103,307     74,798      17,473

Expenses
--------

Depreciation                     68,944     32,843    137,774     35,346     144,222
Amortization                     16,189     16,189     32,378     32,378      64,756
Travel                           18,808     45,248     54,183    129,318     167,274
Professional Fees                23,867     44,083     55,727     77,754     210,483
Office                           44,064     45,528     91,666     75,047      97,356
Rent & Utilities                 30,328     14,446     61,255     28,339      71,242
Administrative Expenses         260,126     47,201    534,099    154,147     814,361
Consultant Fees                 108,879    125,432    280,656    213,308     715,663
Interest                              -          -          -          -      19,504
Accounts Receivable
 Written Off                          -          -          -          -     347,220
Options Issued Expense                -          -     35,000          -      39,067
                              ---------- ---------- ---------- ----------  ----------
     Total Expenses             571,205    370,970  1,282,738    745,637   2,691,148

     Net Income (Loss)
     From Operations           (517,021)  (366,871)(1,179,431)  (670,839) (2,673,675)




               See accountant's report and accompaniny notes


                 The Quantum Group, Inc., and Subsidiaries            (F-6)
                    Statement of Operations -Continued-
              For the Six Months Ended June 30, 2000 and 1999
                                (UNAUDITED)

                                  Three      Three        Six        Six      Twelve
                                 Months     Months     Months     Months      Months
                                   June       June       June       June    December
                               30, 2000   30, 1999   30, 2000   30, 1999    31, 1999
                              ---------- ---------- ---------- ----------  ----------
Other Income (Expenses)
-----------------------

Interest Income                       -          -          -          -      21,822
                              ---------- ---------- ---------- ----------  ----------
     Total Other Income
     (Expenses)                       -          -          -          -      21,822

Taxes & Minority Income
-----------------------

Minority Interest                     -          -          -          -  (    9,463)
Provisions for Taxes
 - Current                            -          -          -          -           -
                              ---------- ---------- ---------- ----------  ----------
     Total Taxes &
     Minority Interest                -          -          -          -  (    9,463)

     Net Income (Loss)       (  517,021)(  366,871)(1,179,431)(  670,839) (2,642,390)

     Net Income (Loss)
     Per Share               ($    0.05)($    0.04)($    0.12)($    0.08) $     0.30

     Weighted Average
     Shares Outstanding       9,574,672  8,400,075  9,574,672  8,400,075   8,670,366

     Diluted Net Profit
     Per Share                      N/A        N/A        N/A        N/A         N/A



               See accountant's letter and accompanying notes


                 The Quantum Group, Inc., and Subsidiaries            (F-7)
                     Statement of Shareholders' Equity
                   From January 1, 1998 to June 30, 2000
                                (UNAUDITED)

                                               Common Stock     Paid In  Accumulated
                                         Stock       Amount     Capital      Deficit
                                   --------------------------------------------------
Balance, January 1, 1998             4,853,409    $   4,853  $1,932,968  ($1,615,812)

Shares Issued Regulation S
 for Cash                            1,200,000        1,200   1,798,800

Shares Issued Regulation S
 for Cash                              300,000          300     599,700

Shares Issued Regulation S
 for Cash                            1,000,000        1,000   2,249,000

Cost of Shares Sold Pursuant
 to Regulation S Offering                                    (  694,964)

Shares Issued on
Exercise of Options                    396,666          397      24,177

Shares Issued to Minority
Interest Shareholders to Acquire
100% of Subsidiary Stock               650,000          650     108,606

Loss for the Year Ended
December 31, 1998                                                         (  100,691)
                                   --------------------------------------------------
Balance,
December 31, 1998                    8,400,075        8,400   6,018,287   (1,716,503)

Shares Issued for Services
at $1.75 Per Share                     363,178          363     635,480

Shares Issued for Cash
at $1.75 Per Share                     269,870          270     472,004

Cost of Shares Issued                                          (472,062)

Options Issued                                                   39,067

Loss for the Year Ended
December 31, 1999                                                         (2,642,390)
                                   --------------------------------------------------
Balance, December 31, 1999           9,033,123        9,033   6,692,776   (4,358,893)


               See accountant's letter and accompanying notes


                 The Quantum Group, Inc., and Subsidiaries            (F-8)
               Statement of Shareholders' Equity -Continued-
                   From January 1, 1998 to June 30, 2000
                                (UNAUDITED)

                                               Common Stock     Paid In  Accumulated
                                         Stock       Amount     Capital      Deficit
                                   --------------------------------------------------
Options Issued                                                   35,000

Shares issued to acquire
Modified Asphalt Technology, Inc.       51,549           52      89,948

Shares issued to acquire
Advanced Recycling Sciences, Inc.      980,000          980   1,714,020

Loss for the Six Months Ended
June 30, 2000                                                             (1,179,431)
                                   --------------------------------------------------
Balance, June 30, 2000              10,064,672    $  10,065 $ 8,496,744  ($5,538,324)
                                   ==================================================



               See accountant's letter and accompanying notes



                 The Quantum Group, Inc., and Subsidiaries            (F-9)
                          Statement of Cash Flows
              For the Six Months Ended June 30, 2000 and 1999
                                (UNAUDITED)

                                                        Six         Six       Twelve
                                                     Months      Months       Months
                                                      Ended       Ended        Ended
                                                       June        June     December
                                                   30, 2000    30, 1999     31, 1999
                                                 ----------- -----------  -----------
Cash Flows from Operations
--------------------------

Net Profit (Loss)                               ($1,179,431)  ($670,839) ($2,642,390)
Adjustments to Reconcile Net Profit
 or (Loss) to Net Cash
  Write Off Accounts Receivable                           -           -      347,220
  Options Issued                                          -           -       39,067
  Amortization and Depreciation                     170,152      67,724      208,978
  Non Cash Expenses                                       -           -      163,500
Minority Interest                                         -           -        9,463

Changes in Operating Assets & Liabilities
 (Increase) Decrease in Accounts Receivable         (96,517)          -    2,747,576
 (Increase) Decrease in Inventory                     5,820     (44,785)    (120,044)
 (Increase) Decrease in Deposit on Inventory              -    (393,199)     (13,982)
 (Increase) Decrease in Prototype Impact 500              -           -       63,203
 (Increase) Decrease in Notes Receivable
  - Officer                                               6     (16,687)     (38,321)
 (Increase) Decrease in Prepaid Expenses                  -         220      (26,504)
 (Increase) Decrease in Deposits                          -           -      755,717
 Increase (Decrease) in Accrued Expenses            (17,537)        383     (366,041)
 Increase (Decrease) in Accounts Payable             68,769     (49,816)     (71,684)
 (Decrease) Increase in Customer Deposits           190,714     530,055   (1,897,779)
 Increase Decrease in Cash Pledged                        -           -        5,329
 Increase (Decrease) in Payroll Taxes Payable        40,540           -            -
 (Increase) Decrease in Sales Tax Payable             3,208           -            -
                                                 ----------- -----------  -----------
   Net Cash Provided (Used) by
   Operating Activities                            (814,276)   (576,944)    (836,692)




               See accountant's letter and accompanying notes


                 The Quantum Group, Inc., and Subsidiaries           (F-10)
                    Statement of Cash Flows -Continued-
              For the Six Months Ended June 30, 2000 and 1999
                                (UNAUDITED)

                                                        Six         Six       Twelve
                                                     Months      Months       Months
                                                      Ended       Ended        Ended
                                                       June        June     December
                                                   30, 2000    30, 1999     31, 1999
                                                 ----------- -----------  -----------
Cash Flows from Investing Activities
------------------------------------
Purchase of Vehicles                                      -           -      (39,401)
Purchase of Equipment                               (23,746)   (486,189)  (1,414,664)
Purchase of Furniture                                     -           -      (35,443)
Purchase of Websites                                      -           -       (9,650)
(Increase) Decrease in Goodwill                     (81,200)          -            -
                                                 ----------- -----------  -----------
   Net Cash Provided (Used) by
   Investing Activities                            (104,946)   (486,189)  (1,499,158)

Cash Flows from Financing Activities
------------------------------------

Sale of Common Stock                                 90,000           -      472,274
Sale of Subsidiary Common Stock                     498,475           -            -
Increase (Decrease) in Notes Payable                102,050      (2,766)     324,566
                                                 ----------- -----------  -----------
   Net Cash Provided (Used) by
   Financing Activities                             690,525      (2,766)     796,840
                                                 ----------- -----------  -----------
   Increase (Decrease) in Cash                     (228,697) (1,065,899)  (1,539,010)

   Cash at Beginning of Period                      242,934   1,781,944    1,781,944
                                                 ----------- -----------  -----------
   Cash at End of Period                         $   14,237  $  716,045   $  242,934
                                                 =========== ===========  ===========
Disclosure from Operating Activities
------------------------------------
 Interest                                        $        -  $        -   $   19,504
 Taxes                                                    -           -            -

Significant Non Cash Transactions
---------------------------------
 363,178 Shares of Common Stock Issued
  for Services Rendered                                   -           -      685,843
51,549 Shares Issued for the acquisition of
 Modified Asphalt Technology, Inc.                        -      90,000            -
980,000 Shares Issued for the acquisition of
 Advanced Recycling Sciences, Inc.                1,715,000           -            -

               See accountant's letter and accompanying notes


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

 The business of the Company and its subsidiaries is focused in three primary areas. First, the Company manufactures and sells its own equipment and equipment manufactured by others which produces recycled rubber from automobile and truck tires, commonly known as "crumb rubber." The Company also manufactures and sells its own equipment and equipment of others to manufacture aftermarket products from crumb rubber. Second, the Company owns and operates tire recycling facilities, through joint venture agreements, which manufacture crumb rubber and aftermarket products.
Third, the Company operates in the construction industry, primarily in the area of crumb rubber modified asphalt paving, commonly known as "CRM" asphalt.

 The Company has developed a website that can be viewed at http://www.tqginc.com. The website allows visitors to access an overview of the Company's activities, obtain market information for the Company's trading stock and view the Company's EDGAR filings. The Company has a main portal website, http://www.tirerecycling.com that provides links to all of the Company's subsidiaries' websites: QEST http://www.qest-quantum.com;
QCAL   http://www.qcal-quantum.com; and QMAX   http://www.qmax-quantum.com.
A Poseidon website has also been established and may be viewed at http://www.poseidon-products.com. The website, which is in German and English, provides a platform for showcasing the Poseidon joint venture and promoting an awareness of the Company.



                                     2

Liquidity and Capital Resources
-------------------------------
 At June 30, 1999, the Company had cash of $14,237 on hand. The Company is in the final stages of negotiations for a loan from a European Bank. The Company is also negotiating for additional equity financing from its primary European underwriter and has commenced discussion with a U.S. underwriter for private placement funding. Although management believes that some or all of these negotiations may be successful, no firm commitment currently exists. Should the Company not be successful with any of the above negotiations, the ability of the Company to meet its financial obligations in a timely manner or to remain in business is doubtful.

Results of Operations
---------------------

  Comparison of the three months ended June 30, 2000, and the three months ended June 30, 1999.
 ------------------------------------------------------------------

 During the first half of 2000, the Company's net cash used in operations was $814,276, compared to cash used in operations of $576,944 during the first half of 1999. The 1999 cash utilization is a result of an operating loss of $1,179,431 reduced by depreciation and amortization of $170,152, an increase of deposits from customers of $190,714 and increases of $68,769 and $40,540 in accounts payable and payroll taxes payable, respectively. The Company had short term borrowings of $102,050 during the first six months of 2000 and sold shares in a subsidiary for $498.475. Cash used in operations for the comparable 1999 period was effected by cash expenditures of $393,199 for the Impact 500 and from purchasing $486,189 of equipment for use in the California prison. No such expenditures were made in the current year.

 The Company generated $115,674 of product sales revenue during the quarter ended June 30, 2000. These products were manufactured in the Company's subsidiary's operation in the San Diego prison facility or by subcontractors. All of these sales were through QCAL. The economics of manufacturing versus purchasing for resale of the QCAL products has been a matter of significant analysis and review. The difficulties and delays of operating in the prison environment have been higher than planned, while the anticipated cost savings have not materialized. Management believes that the needs of QCAL's customers can be better served if QCAL subcontracts the manufacture of aftermarket products to other manufacturers, from whom QCAL can buy the products at a discount and resell them to its customers. Given that QCAL can contract out the manufacture of aftermarket products and purchase those goods for resell at the same or less than it costs QCAL to manufacture the products at the prison facility, combined with the above mentioned unexpected difficulties and expenses associated with operating in the prison environment, the Company has ceased operations at the QCAL prison facility. On August 2, 2000, the Company notified the California Department of Corrections that it would like to negotiate a rescission of its lease agreement and an exit strategy from the San Diego facility.

 No equipment sales were made during this quarter in 2000 or in the same quarter in 1999.



                                     3

 Travel expense in the three months ended June 30, 2000 were $18,808, a reduction from the prior period expense of $45,248 by $26,440. Administrative expense increased from $47,201 to $260,126 from the second quarter of 1999 to the same quarter of 2000. This increase is also due to the operation of the San Diego prison facility, the QCAL executive staff and the increased sales efforts for QCAL products.

 Consultant fees decreased by $16,553 to $108,887 in the three months ended June 30, 2000 compared to the $125,432 incurred in the comparable three-month period in 1999. In the 1999 period, the Company incurred $20,000 of expenses for the engineering of the Poseidon project. This expense did not reoccur. Professional fees were $23,867 for the 2000 quarter compared to $44,083 for the quarter ended June 30, 1999. This reduction is the result of timing differences in the utilization of such outside services and should not be viewed as a trend.

 Depreciation expense of $68,944 for the three months ended June 30, 2000 is an increase of $36,101, over the three months ended June 30, 1999. This increase is due to the equipment placed in service for the San Diego prison operation.

 Amortization expense is the same for both reporting periods. At the end of June, 2000 the Company acquired licenses rights via the purchase of Advanced Recycling Sciences, Inc., to a new tire recycling technology. The Company will begin amortizing this license right over a ten-year period next quarter.

 Comparison of the six months ended June 30, 2000, and the six months ended June 30, 1999.
 --------------------------------------------------------------------

 The Company had $217,006 in product sales for the six months ended June 30, 2000, no such sales were recorded during the comparable 1999 half year. The Company earned $12,483 in other income consisting primarily of interest in the first half of 2000. $1,920 in other revenue was generated from the sale of crumb rubber, $1,000 was generated from the sale of research materials, and $6,175 in interest was also earned during the first half of 1999.

 The Company had a loss of $1,179,431 in the six months ended June 30, 2000 compared to a loss of $670,839 in 1999. This is due to the increased level of activities resulting from operating the San Diego prison project and the related marketing, sales and support activities.

 Travel expenses of $54,183 in the six months ended June 30, 2000 are less than the comparable 1999 period expense of $129,318 by $75,135 due to less
overseas travel.   Administrative expenses increased during the first half
of 2000 to $534,099 compared to $154,147, due to the inclusion of operating expenses for QCAL and increased office support.

 Consulting fees have increased from $213,308 in the six months ended June 30, 1999 to $280,656 in 2000. Due to increased use of consultants to assist in the evaluation and analysis of the San Diego operations. Professional fees for the six months ended June 30, 2000 of $55,727 are less than the 1999 period of $77,754 do to the timing of the utilization of legal firms, but is expected to rise in the second half of the year.
Office expenses increased from $75,047 in the first half of 1999 to $91,666 in 2000 because of operating the San Diego facility and increased support activities.


                                     4

 Comparison of the three months ended June 30, 1999, and the three months ended June 30, 1998.
 -----------------------------------------------------------------

 During the first half of 1999, the Company's net cash used in operations was $756,944, compared to cash used in operations of $766,112 during the first half of 1998. The 1999 cash utilization is a result of an operating loss of $670,839 and the payment of $393,199 of equipment deposits, and an increase of deposits from customers of $530,055. The Company purchased $486,189 of equipment to be used in the California prison

 The Company generated $4,099 of other revenue during the quarter ended June 30, 1999. All if this is interest income. No equipment sales were made during this quarter in 1999 or in the same 1998 quarter. The second quarter of 1998 had $9,088 of other revenue, $1,900 of this revenue was generated by the sale crumb rubber inventory and $1,000 was generated from the sale of research reports. $6,175 in interest was earned during the quarter. The crumb rubber was sold at cost and $31,000 of additional expenses were incurred for added equipment on the Mexico project resulting in a cost of sales of $38,175.

 Travel expense in the three months ended June 30, 1999 of $45,248 exceeded the prior period expense of $41,461 by $3,787. Administrative expense decreased from $61,451 to $47,201 from the second quarter of 1998 to the same quarter of 1999. This decrease is also due to the substitution of Company employees for contract labor and temporary employees. Because of the change the salaries and wages account has 22,531 of expense, which would have been an administrative expense. Additionally, $24,327 of salaries were paid to new employees brought on to assist the California prison project. No salaries and wages account existed in 1998.

 Consultant fees increased by $31,752 to $125,432 in the three months ended June 30, 1999 compared to the $96,680 incurred in the comparable three-month period in 1998. $20,000 of this increase is as a result of expenses incurred in relation to the engineering of the Poseidon. The balance is due to increased activity in preparing for the sale of mat products anticipated to be produced in the prison project. During the three months ended June 30, 1998, the Company sold its investment in Keystone Energy at a loss of $13,875 from the previously reduced carrying value. No comparable transaction was applicable to the same quarter of the this year.

 Comparison of the six months ended June 30, 1999, and the six months ended June 30, 1998.
 --------------------------------------------------------------------

 The Company had $9,088 of other revenue during the six months ended June 30, 1999. No equipment sales have been delivered during this period. The Company generated $460,000 of equipment sales revenue and $400,000 of costs as a result of contract additions on the Mexico project during the six months ended June 30, 1998. $40,000 of additional revenue was also generated by the sale of a small parcel of land that the Company owned in conjunction with the previously owned residential property in Florida. $1,920 in other revenue was generated from the sale of crumb rubber and $1,000 was generated from the sale of research materials. $6,175 in interest was also earned during the first half of 1998.



                                     5

 The Company had a loss of $670,839 in the six months ended June 30, 1999 compared to a loss of $452,361 in 1998. This is because of the increased level of activities resulting from preparation for the California prison project and the Poseidon project.

 Travel expenses of $129,318 in the six months ended June 30, 1999 exceed the comparable 1998 period expense of $76,272 by $53,046, with the majority of this difference incurred in the first quarter of 1999. Administrative expenses increased during the first quarter but were reduced during the second quarter of 1999 as explained above. Consulting fees have increased from $190,707 in the six months ended June 30, 1998 to $213,308 in 1999, with all of this increase occurring in the second quarter as explained above. Professional fees increased to $77,754 in the six months ended June 30, 1999 from $18,462 in the comparable 1998 period. This increase is due to the increased legal activity related to the upcoming projects. Office expenses increased from $24,941 in the first half of 1998 to $75,047 in 1999 because of the purchase of new computing equipment ($10,000) and the addition of staff.



                        PART II - OTHER INFORMATION
                        ----------------------------

Item 1.  Legal Proceedings
--------------------------

 There were no significant changes in the Company's litigation with Tyre's Ecology S.r.l., during the quarter ended June 30, 2000.

 On or about July 14, 2000, QEST Industries, Inc., ("QIND") a Company subsidiary and The Quantum Group, Inc., as plaintiffs, filed a lawsuit against Veplas Manufacturing LTD., ("Veplas") for breach of contract. This action was filed in the Supreme Court of British Columbia, in Vancouver.

 During late 1998 and early 1999, the Company met and entered into negotiations with Veplas for the manufacture of certain equipment by Veplas. This equipment was to be used for manufacturing aftermarket products from crumb rubber. This equipment was being purchased by Company for use in its San Diego prison facility. During negotiations, the Company informed Veplas that it would only purchase the Veplas equipment if it met the Company's strict specifications and production rates. Veplas was told that non-conforming equipment would be unacceptable. Veplas represented that they had the engineering and technical expertise to assure that its equipment would meet the Company's requirements. The Company also represented to Veplas that it had a number of customers waiting to purchase equipment. Veplas represented that it was capable of meeting the demands of the Company's clients, including consistently producing high quality equipment that would produce high quality aftermarket products.


                                     6

 On or about February 15, 1999, the Company, through a subsidiary, entered into a Sales Agreement ("Agreement") with Veplas whereby Veplas was to manufacture certain equipment for use by the Company in making aftermaket products from crumb rubber. The Company entered the Agreement based largely on Veplas' representations of their engineering and technical expertise and their ability to manufacture high quality equipment meeting the Company's strict specifications. Pursuant to the Agreement, plaintiff's paid Veplas $344,052(U.S.).

 Despite Veplas' representations, the equipment it manufactured and delivered to the San Diego prison facility did not meet the Company's specifications. The equipment was of poor quality. The equipment did not meet the necessary specification and production rates to allow the Company to profitably produce aftermarket products. The equipment routinely suffered mechanical breakdowns. Following breakdowns, the equipment often required expensive retrofitting to make it function at any level.
Moreover, the Veplas equipment was poorly or incorrectly designed and could not stand up to the specifications set forth by the Company.

 The Company is seeking a full refund of the $344,052 (U.S.) it paid
Veplas for Veplas' failure to deliver equipment that was fit for the purpose for which it was purchased. The Company is also seeking to recover $735,000 (U.S.) for damages and losses it suffered as a result of the faulty Veplas equipment. Finally, the Company will seek special damages as may be proved at trial, and attorneys fees.

 Veplas has filed an appearance with the Court. Veplas has until Friday, August 11, 2000 to file an Answer to the Complaint.


Item 2.  Changes in Securities
------------------------------

 No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

 The following securities, which are not registered under the Securities Act of 1933, were issued since the Company's last quarterly report for the quarter ended March 31, 2000.



                                     7

Recent Sales of Unregistered Securities
---------------------------------------

(a) Securities sold.
--------------------

     Date                  Title        Price Per Share     Amount
     -------------------   -------      ---------------     -------
     Second Quarter 2000   Common       Share Exchange*     980,000


* For purposes of the exchange, the Company's shares were valued at $1.75 per share which was the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on May 24, 2000, the date the Agreement and Plan of Reorganization was signed by the parties.

(b) Underwriters and other purchasers.
--------------------------------------
     On or about June 28, 2000, 980,000 common shares were issued to acquire 1,000,000 common shares of Advanced Recycling Sciences, Inc. ("ARS"), a Florida corporation. The 1,000,000 shares represented all of the issued and outstanding shares of ARS.

(c) Consideration.
------------------
     In exchange for all of the issued and outstanding common stock of ARS, the Company issued 980,000 shares of Company common stock. For purposes of this exchange, the Company's common stock was valued at $1.75, which was the closing price of the Company's common stock on the date the Agreement and Plan of Reorganization was signed.. No cash was received by the Company.

(d) Exemption from registration claimed.
----------------------------------------

     The 980,000 Company common shares exchanged for all of the issued and outstanding common shares of ARS were issued pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. No cash was received by the Company.

(e) Terms of conversion or exercise.
------------------------------------
     Not applicable.

Item 3.  Defaults upon Senior Securities.
-----------------------------------------
     None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
     None


Item 5.  Other Information.
---------------------------

     Acquisition of Advanced Recycling Services, Inc.
     ------------------------------------------------

     On May 24, 2000, the Company entered into an Agreement and Plan of Reorganization whereby it acquired Advanced Recycling Sciences, Inc., ("ARS") a Florida corporation in a share exchange. The Company issued 980,000 shares of its stock in exchange for 1,000,000 shares of ARS, which was all of the issued and outstanding stock of ARS.

     ARS holds a worldwide exclusive license to develop and market a patented rubber recycling technology using chemical processes under supercritical conditions. This developmental technology facilitates the production of commodity chemicals from recycled automobile tire, particularly synthetic crude oil. The Company believes this technology compliments the products and services the Company currently offers.

     The Company has launched an initial web site for ARS http://www.tires2oil.com/. The Company has also prepared a preliminary economic study and budget for building a full scale production facility. As soon as funds are available, the Company intends to hire an independent consultant to prepare a detailed study of the feasibility of building and operating a full scale pilot plant.

     Agreement in Principle
     ----------------------

          HIM Hessiche Industriemull GmbH
          --------------------------------

     The Company has reached an agreement in principle with HIM Hessiche Industriemull GmbH ("HIM"), Wiesbaden, Germany. HIM is a service enterprise with national and international experience in project management of waste disposal and recycling facilities. The agreement in principle provides that HIM will oversee the construction and commissioning of equipment at the Company's Poseidon plant in Penkun, Germany. Following completion of the plant, HIM will assume responsibility and oversee all necessary services associated with running the plant. In addition to the day-to-day operations of the plant, HIM will also develop strategies for securing an adequate supply of used tires, and will work to develop a greater market for crumb rubber and aftermarket products, including the use of crumb rubber granulates in road construction. In exchange for these service, HIM will be paid service fees. The terms and amounts of those service fees are currently being negotiated.

     The Company anticipates a Definitive Agreement will be negotiated and entered into and the transaction will be closed as soon as the Company has the necessary funding to finish construction and begin operations of the Poseidon plant.

                                     9

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 2000.


     (B) Exhibits. The following exhibits are included as part of this report:

     Exhibit          SEC Exhibit
     Number           Ref. Number       Title of Document         Location
     -------          -----------       ------------------------  --------
     2.01                2              Agreement and Plan         Attached
                                        of Reorganization

     27.01               27             Financial Data Schedule    Attached


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Quantum Group, Inc.


August 10, 2000                         /s/Ehrenfried Liebich
                                        ----------------------
                                        Ehrenfried Liebich
                                        Chairman of the Board, President
                                        and Chief Executive Officer



August 10, 2000                         /s/John F. Pope
                                        ----------------
                                        John F. Pope
                                        Vice President, Finance
                                        Chief Accounting Officer




                                     11
