Form 10QSB
period 2000-09-30
QUANTUM GROUP INC /NV/
filed 2000-11-14
CIK 921450

                               United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

  For the Quarter Ended                              Commission File Number
   September 30, 2000                                        0-23812

                          THE QUANTUM GROUP, INC.
                          ------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                   ------
       (State or other jurisdiction of incorporation or organization

                                 95-4255962
                                ------------
                    (I.R.S. Employer Identification No.)

         Park Irvine Business Center, 14771 Myford Road, Building B
                              Tustin, CA 92780
        -----------------------------------------------------------
                  (Address of principal executive offices)

                               (714) 508-1470
                              ----------------
            (Registrant's telephone number, including area code)

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

Common stock, par value $.001; 11,421,780 shares outstanding as of November 13, 2000



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                                      (F-2)
                 The Quantum Group, Inc., and Subsidiaries
                               Balance Sheets
                        September 30, 2000 and 1999
                                (UNAUDITED)

               ASSETS

                                        September   September     December
                                         30, 2000    30, 1999     31, 1999
Current Assets

Cash                                      $44,251    $233,176     $242,934
Accounts Receivable                       507,090   3,065,040      317,464
Inventory                                 163,936     107,979      139,469
Deposit                                   317,003     696,220      317,003
Note & Interest Receivable - Officers      69,247      74,354       69,253
Prepaid Expenses                           26,944         220       26,944
                                       ----------- -----------  -----------
   Total Current Assets                 1,128,472   4,176,989    1,113,067

Property and Equipment

Furniture and Fixtures                     46,694           -       55,547
Equipment                               1,132,313     707,211    1,292,764
Vehicles                                   58,175      72,602       70,397
Land                                      157,753     179,309      157,753
Web Sites                                   8,204           -        9,650
                                       ----------- -----------  -----------

   Total Property and Equipment         1,403,138     959,122    1,586,111

Other Assets

Cash Pledged                                    -       5,329            -
License Rights                          2,066,169     458,801      442,611
Deposits                                  687,487   1,807,789      687,487
Goodwill                                   81,200           -            -
                                       ----------- -----------  -----------

   Total Other Assets                   2,834,856   2,271,919    1,130,098
                                       ----------- -----------  -----------

   TOTAL ASSETS                        $5,366,466  $7,408,030   $3,829,276
                                       =========== ===========  ===========


                                                                      (F-3)
                 The Quantum Group, Inc., and Subisidiaries
                         Balance Sheets -Continued-
                        September 30, 2000 and 1999
                                (UNAUDITED)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September   September     December
                                         30, 2000    30, 1999     31, 1999
Current Liabilities

Accrued Expenses                          $66,506    $450,467      $84,043
Accounts Payable                          501,989     676,188      653,517
Notes Payable                             358,310           -      272,240
Customer Deposits                         485,897   2,723,017      295,183
Franchise Tax Payable                           -     103,548      103,548
Payroll Taxes Payable                           -       7,822            -
Sales Tax Payable                               -           -            -
Current Maturities                         16,925           -       16,925
                                       ----------- -----------  -----------
   Total Current Liabilities            1,429,627   3,961,042    1,425,456

Long Term Liabilities

Capital Lease                              81,089      75,996       67,631
Notes Payable                              12,720      10,198       10,198
Less Current Maturities                   (16,925)          -      (16,925)
                                       ----------- -----------  -----------
   Total Long Term Liabilities             76,884      86,194       60,904
                                       ----------- -----------  -----------

Minority Interest in Subsidiary           498,475       9,463            -

Stockholders' Equity

Common Stock 50,000,000 Shares
  Authorized; Par Value of $0.001
  Per Share
 11,421,780; 8,556,539 and 9,033,123
  Shares Issued Retoractively
  Restated Respectively                    11,422       8,556        9,033
Paid In Capital                         9,553,931   6,336,536    6,692,776
Currency Translation Differencial               -      18,199            -
Accumulated Deficit                    (6,203,873) (3,011,960)  (4,358,893)
                                       ----------- -----------  -----------
   Total Stockholders' Equity           3,361,480   3,351,331    2,342,916
                                       ----------- -----------  -----------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $5,366,466  $7,408,030   $3,829,276
                                       =========== ===========  ===========



                                                                      (F-4)
                 The Quantum Group, Inc., and Subsidiaries
                          Statement of Operations
           For the Nine Months Ended September 30, 2000 and 1999
                                (UNAUDITED)

                             Three       Three         Nine        Nine       Twelve
                            Months      Months       Months      Months       Months
                             Ended       Ended        Ended       Ended        Ended
                         September   September    September   September     December
                          30, 2000    30, 1999     30, 2000    30, 1999     31, 1999
Revenues

Product Sales              $75,661           -     $292,667           -            -
Other Income                     -      $5,596       12,483     $80,394      $17,821
                        ----------- -----------  ----------- -----------  -----------
     Total Revenues         75,661       5,596      305,150      80,394       17,821

     Cost of Sales          30,270           -      156,452           -          348
                        ----------- -----------  ----------- -----------  -----------
     Gross Profit           45,391       5,596      148,698      80,394       17,473

Expenses

Depreciation                68,944      42,636      206,718      77,982      144,222
Amortization                59,064      16,189       91,442      48,567       64,756
Travel                      17,275      26,462       71,458     155,780      167,274
Professional Fees          163,074      42,371      218,801     120,125      210,483
Office                      49,938      55,111      141,604     130,158       97,356
Rent & Utilities            43,098      19,271      104,353      47,610       71,242
Administrative Expenses    202,171     111,068      736,270     265,215      814,361
Consultant Fees            210,924     183,947      491,580     397,255      715,663
Interest                         -           -            -           -       19,504
Accounts Receivable
 Written Off                     -           -            -           -      347,220
Options Issued Expense           -           -       35,000           -       39,067
Joint Venture Expense            -     133,159            -     133,159            -
                        ----------- -----------  ----------- -----------  -----------
     Total Expenses        814,488     630,214    2,097,226   1,375,851    2,691,148

     Net Income (Loss)
     From Operations      (769,097)   (624,618)  (1,948,528) (1,295,457)  (2,673,675)


                                                                                (F-5)
                      The Quantum Group, Inc., and Subsidiaries
                               Statement of Operations
                For the Nine Months Ended September 30, 2000 and 1999
                                     (UNAUDITED)

                             Three       Three         Nine        Nine       Twelve
                            Months      Months       Months      Months       Months
                             Ended       Ended        Ended       Ended        Ended
                         September   September    September   September     December
                          30, 2000    30, 1999     30, 2000    30, 1999     31, 1999

Other Income (Expenses)

Interest Income                  -           -            -           -       21,822
                        ----------- -----------  ----------- -----------  -----------
     Total Other Income
     (Expenses)                  -           -            -           -       21,822

Taxes & Minority Interest

Minority Interest                -           -            -           -       (9,463)
Provisions for Taxes
 - Current                (103,548)          -     (103,548)          -            -
                        ----------- -----------  ----------- -----------  -----------
     Total Taxes &
     Minority Interest    (103,548)          -     (103,548)          -       (9,463)

     Net Income (Loss)   ($665,549)  ($624,618) ($1,844,980)($1,295,457) ($2,642,390)
                        =========== ===========  =========== ===========  ===========

     Net Income (Loss)
     Per Share               (0.07)      (0.07)       (0.19)      (0.15)       (0.30)

Weighted Average Shares
Outstanding              9,574,672   8,452,170    9,574,672   8,400,075    8,670,366

Diluted Net Profit
Per Share                      N/A         N/A          N/A         N/A          N/A



                                                                      (F-6)
                 The Quantum Group, Inc., and Subsidiaries
                     Statement of Stockholders' Equity
                 From January 1, 1998 to September 30, 2000

                                                        Common Stock      Paid In    Accumulated
                                     Stock       Amount       Capital     Deficit
Balance, January 1, 1998         4,853,409        4,853     1,932,968  (1,615,812)

Shares Issued Regulation
 S for Cash                      1,200,000        1,200     1,798,800

Shares Issued Regulation
 S for Cash                        300,000          300       599,700

Shares Issued Regulation
 S for Cash                      1,000,000        1,000     2,249,000

Cost of Shares Sold
 Pursuant to Regulation S
 Offering                                                    (694,964)

Shares Issued on
 Exercise of Options               396,666          397        24,177

Shares Issued to Minority
 Interest Shareholders to
 Acquire 100% of Subsidiary
 Stock                             650,000          650       108,606

Loss for the Year Ended
December 31, 1998                                                        (100,691)
                               ------------------------------------------------------
Balance, December 31, 1998       8,400,075        8,400     6,018,287  (1,716,503)
                               ------------------------------------------------------
Shares issued for Services
 at $1.75 Per Share                363,178          363       635,480

Shares issued for Cash
 at $1.75 Per Share                269,870          270       472,004

Cost of Shares Sold
 Pursuant to Regulation
 S Offering                                                  (472,062)

Options Issued                                                 39,067

Loss for the Year Ended
 December 31, 1999                                                     (2,642,390)
                               ------------------------------------------------------
Balance, December 31, 1999       9,033,123        9,033     6,692,776  (4,358,893)



                                                                      (F-7)
                 The Quantum Group, Inc., and Subsidiaries
                     Statement of Stockholders' Equity
                 From January 1, 1998 to September 30, 2000

                                                        Common Stock      Paid In    Accumulated
                                     Stock       Amount       Capital     Deficit
                               ------------------------------------------------------
Options Issued                                                 35,000

Shares issued to acquire
 Modified Asphalt
 Technology, Inc.                   51,549           52        89,948

Shares issued to acquire
 Advanced Recycling
 Sciences, Inc.                    980,000          980     1,714,020

Shares issued Regulation
 S for Cash                      1,357,108        1,357     1,355,751

Cost of Shares Sold
 Pursuant to Regulation
 S Offering                                                  (298,564)

Loss for the Six
 Months Ended
 September 30, 2000                                                    (1,844,980)
                               ------------------------------------------------------
Balance, September
 30, 2000                       11,421,780       11,422     9,553,931  (6,203,873)
                               ======================================================





                                                                         (F-8)
                      The Quantum Group, Inc., and Subsidiaries
                               Statements of Cash Flows
                For the Nine Months Ended September 30, 2000 and 1999
                                     (UNAUDITED)

                                                       Nine        Nine       Twelve
                                                     Months      Months       Months
                                                      Ended       Ended        Ended
                                                  September   September     December
                                                   30, 2000    30, 1999     31, 1999

Cash Flows from Operations

Net Profit (Loss)                                (1,844,980) (1,295,457)  (2,642,390)
Adjustment to Reconcile Net Profit or
 (Loss) to Net Cash
   Write Off Accounts Receivable                          -           -      347,220
   Options Issued                                         -           -       39,067
   Amortization and Depreciation                    298,160     126,549      208,978
   Non Cash Expense                                       -           -      163,500
   Minority Interest                                      -           -        9,463

Changes in Operating Assets & Liabilities
  (Increase) Decrease in Accounts Receivable       (189,626)          -    2,747,576
  (Increase) Decrase in Inventory                   (24,467)    (88,554)    (120,044)
  (Increase) Decrease in Deposit on Inventory             -    (393,199)     (13,982)
  (Increase) Decrease in Prototype 500                    -           -       63,203
  (Increase) Decrease in Notes Receivable
    - Officer                                             6     (43,422)     (38,321)
  (Increase) Decrease in Prepaid Expense                  -         220      (26,504)
  (Increase) Decrease in Deposits                         -           -      755,717
  Increase (Decrease) in Accrued Expenses           (17,537)        383     (366,041)
  Increase (Decrease) in Accounts Payable          (151,528)    (49,013)     (71,684)
  (Decrease) Increase in Customer Deposits          190,714     530,055   (1,897,779)
  Increase Decrease in Cash Pledged                       -           -        5,329
  Increase (Decrease) in Payroll Taxes Payable            -       7,822            -
  Increase (Decrease) in Income Tax Payable        (103,548)          -            -
                                                 ----------- -----------  -----------
     Net Cash Provided (Used) by
     Operating Activities                        (1,842,806) (1,204,616)    (836,692)





                                                                         (F-9)
                      The Quantum Group, Inc., and Subsidiaries
                         Statements of Cash Flows -Continued-
                For the Nine Months Ended September 30, 2000 and 1999
                                     (UNAUDITED)

                                                       Nine        Nine       Twelve
                                                     Months      Months       Months
                                                      Ended       Ended        Ended
                                                  September   September     December
                                                   30, 2000    30, 1999     31, 1999

Cash Flows from Investing Activities

Purchase of Vehicles                                      -     (31,220)     (39,401)
Purchase of Equipment                               (23,746)   (692,027)  (1,414,664)
Purchase of Furniture                                     -           -      (35,443)
Purchase of Websites                                      -           -       (9,650)
(Increase) Decrease in Goodwill                     (81,200)          -            -
                                                 ----------- -----------  -----------
     Net Cash Provided (Used) by
     Investing Activities                          (104,946)   (723,247)  (1,499,158)

Cash Flows from Financing Activities

Sale of Common Stock                              1,148,544     318,405      472,274
Sale of Subsidiary Common Stock                     498,475           -            -
Increase (Decrease) in Notes Payable                102,050      10,198      324,566
Increase (Decrease) in Capital Lease                      -      50,492            -
                                                 ----------- -----------  -----------
     Net Cash Provided (Used) by
     Financing Activities                         1,749,069     379,095      796,840
                                                 ----------- -----------  -----------

     Increase (Decrease) in Cash                   (198,683) (1,548,768)  (1,539,010)

     Cash at Beginning of Period                    242,934   1,781,944    1,781,944
                                                 ----------- -----------  -----------

     Cash at End of Period                           44,251     233,176      242,934
                                                 =========== ===========  ===========

Disclosures from Operating Activities
  Interest                                                -           -       19,504
  Taxes                                                   -           -            -

Significant Non Cash Transactions:
 363,178 Shares of Common Stock
 Issued for Services Rendered                             -           -      685,843

 51,549 Shares issued for the
 acquisition of Modified Asphalt
 Technology, Inc.                                    90,000           -            -

 980,000 Shares issued for the
 acquisition of Advanced Recycling
 Sciences, Inc.                                   1,715,000           -            -



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

General
-------
     The Quantum Group, Inc., (the "Company"), is in the business of acquiring and developing innovative technologies in the environmental and recycling industries for tire and rubber recycling.

     The Company has developed a website that can be viewed at http://www.tqginc.com. The website allows visitors to access an overview of the Company's activities, obtain market information for the Company's trading stock and view the Company's EDGAR filings. The Company has a main portal website, http://www.tirerecycling.com that provides links to all of the Company's subsidiaries' websites: QEST http://www.qest-quantum.com;
QCAL   http://www.qcal-quantum.com; and QMAX   http://www.qmax-quantum.com.
A Poseidon website has also been established and may be viewed at http://www.poseidon-products.com. The website, which is in German and English, provides a platform for showcasing the Poseidon joint venture and promoting an awareness of the Company. The Company also has established a temporary website for its subsidiary Advanced Tire Recycling Sciences, Inc., at http://www.tires2oil.com.

Liquidity and Capital Resources
--------------------------------
     At September 30, 2000, the Company had cash of $44,251 on hand.

     During the quarter ended September 30, 2000 the Company successfully concluded a Regulation S offering, which resulted in proceeds of $1,058,544.

     The Company has withdrawn from earlier negotiations for a loan from a European Bank becuase the Company could not negotiate what it believed to be fair terms and conditions. As a result, the Company is negotiating for additional equity financing from its primary European underwriter and has commenced discussion with a U.S. underwriter for private placement funding. Although management believes that some or all of these negotiations will be successful, no firm commitment currently exists. Should the Company not be successful with any of the above negotiations, the ability of the Company to meet its financial obligations in a timely manner or to remain in business is doubtful.


10

Results of Operations
---------------------
     Comparison of the three months ended September 30, 2000 and the three months ended September 30, 1999.

     During the first nine months of 2000, the Company's net cash used in operations was $1,842,806, compared to cash used in operations of $1,204,616 during the first nine months of 1999. The 2000 operating activities cash utilization increase is primarily a result of an operating loss of $1,844,980 compared to an operating loss $1,295,457 for the nine months ended September 30, 1999. $1,058,544 was received from a Regulation S offering in the three months ended September 30, 2000. The Company realized net proceeds of $318,405 after commissions and fees on its regulation S offering during the three months ended September 30, 1999.

     The Company generated $75,661 in product sales revenue during the three month ended September 30, 2000. This revenue was generated by the use of sub-contractors. The Company had $5,596 of interest income during the quarter ended September 30, 1999. No equipment sales revenue was recorded during the third quarter in either year.

     The Company began an exit program from the San Diego Donovan Prison facility during the quarter ended September 30, 2000 and expects to conclude the exit program prior to year-end. The Company continues to evaluate its crumb rubber product manufacturing operations. The Company decided to move from the San Diego facility due to the lack of funding to complete the purchase of the balance of the original equipment package and due to the impracticality of installing the C3000 granulator in that location.

     The Company plans to relocate this operation to a location closer to the corporate headquarters in Tustin, California.

     Depreciation expense increased to $68,944 in the third quarter 2000 compared to $42,636 due to equipment purchased for the Donovan Prison project.

     Amortization expense increased to $59,064 in the three months ended September 30, 2000 from $16,189 in the three months ended September 30, 1999. This increase is due to the amortization of the license to utilize the patents acquired with the purchase of Advanced Recycling Sciences, Inc. at the end of the prior quarter.

     Travel expense in the three months ended September 30, 2000 of $17,275 are a reduction from the prior year three month comparable period expense of $26,462 of $9,187. Administrative expenses increased from $111,068 to $292,171 for the third quarter of 1999 compared to the same quarter of 2000. This increase is due to a number of one-time costs incurred due to the decision to move from the San Diego facility.

     Consultant expense increased by $26,977 during the third quarter of 2000 to $210,924 compared to $183,947 in the comparable 1999 period. This increase is due to the use of outside consultants for some aspects associated with preparing a long-range strategic plan and site evaluations for new facilities.


11

     Professional fees increased to $163,074 in the quarter ended September 30, 2000 from $42,626 in the quarter ended September 30, 1999. This increase is due to the increased use of outside professionals for the implementation of the Company's exit strategy from the San Diego facility, including a number of settlements required as part of the exit program. Approximately $40,000 of the increase is attributable to the late receipt of invoices and therefore missed accrual of services from the second quarter of 2000.

     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

     The Company had $292,667 in product sales for the nine months ended September 30, 2000, no such sales were recorded during the comparable 1999 nine months. The Company earned $2,483 in other income, consisting primarily of interest in the first nine months of 2000. The first nine months of 1999 the Company reported $80,394 in other income consisting of the sale of crumb rubber, sale of research materials and interest. There were no equipment sales in either year.

     Travel expenses of $71,458 in the nine months ended September, 2000 are less than the comparable 1999 period of $155,780 by $84,322 due to less overseas travel. Administrative expenses increased during the first nine months of 2000 to $736,270 compared to $265,215, due to the inclusion of the operating expenses for QCAL and the increased office support. Consulting fees have increased from $397,255 in the first nine months of 1999 to $491,580 in the nine months ended September 30, 2000. This is primarily due to the increased use of consultants to assist in the evaluation and analysis of the San Diego operations. Professional fees for the nine months ended September 30, 2000 of $218,801 are more than the 1999 comparable period of $120,125 primarily due to the San Diego operation and a number of settlements that were required as part of the exit strategy.

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

     The Company generated $5,496 in other revenue (Interest income) during the three month ended September 30, 1999. The Company generated $14,928 of other revenue and $14,199 of costs during the quarter ended September 30, 1998. All of this revenue was generated by the sale of crumb rubber during the 1998 quarter. The crumb rubber was sold at close to cost. No project revenue was recorded during the third quarter in either year.

12

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

     Consultant expense increased by $68,640 during the Third quarter of 1999 to $183,947 compared to $115,307 in the comparable 1998 period. This increase is due to the use of outside consultants for some aspects of the preparing a long-range strategic plan and for ongoing feasibility studies.

     Administrative expenses increased to $111,068 in the third quarter of 1999 compared to $58,708 in the third quarter of 1998 due to increased marketing activities in anticipation of the mat product production from the Donavan prison project and the pre-production activity at the plant.

     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

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

                        PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     There were no significant changes in the Company's litigation with Tyre's Ecology S.r.l., during the quarter ended September 30, 2000. The trial in this matter is scheduled for February 2001.

     There were no significant changes in the Company's litigation with Veplas Manufacturing LTD., during the quarter ended September 30, 2000.

     ITEM 2.  CHANGES IN SECURITIES

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.
                                     13

     The following securities, which are not registered under the Securities Act of 1933, were issued since the Company's last quarterly report for the quarter ended March 31, 2000.

     RECENT SALES OF SECURITIES

     During the quarter ended September 30, 2000, the Company sold 1,357,108 shares of its common stock to non United States citizens in Germany. The shares were valued at $1.00 per share. The Company paid commissions of $298,564. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     On September 22, 2000, the board of directors of the Company appointed Keith J. Fryer as President and Chief Operating Officer of the Company.
Mr. Fryer previously served as a Vice President of the Company. Mr. Liebich, the former President will continue to serve as the Chairman of the Board and the Chief Executive Officer.

     DONOVAN CORRRECTIONAL FACILITY. The Company has rescinded its joint venture agreement with the State of California Department of Corrections ("CDC") and has closed down its tire crumbing facility at the Richard J. Donovan Correctional Facility at Rock Mountain in San Diego County, California ("Donovan Correctional Facility"). The Company made the decision to close down the San Diego plant due to insufficient funds to purchase all of the equipment necessary to manufacture crumb rubber products. Also, the installation of the appropriately sized granulator for shredding and granulating tires proved to be impractical at the prison facility.

     The Company will move the equipment and intends to consolidate the operations of this recycling facility to a location nearer the Company's headquarters in Tustin, California. This will allow the Company more control over the costs and day-to-day affairs of the facility. The Company hopes to have this new recycling facility operational and generating revenue by year end.

                                     14

     POSEIDON PRODUCTS, GMBH. To date Poseidon has been unable to secure adequate funding to finish construction of the Poseidon facility. Poseidon continues to seek a suitable partner in Germany while it still has both state government sponsored EU and low interest loans and grants in place. Poseidon is currently negotiating with several interested parties and hopes to have an agreement finalized by year end.

     Poseidon had previously reached an agreement in principle with HIM Hessiche Industriemull GmbH, to oversee the construction and commissioning of equipment at the Poseidon plant in Penkun, Germany. HIM was also going to assume responsibility to oversee all necessary services associated with running the plant. Due to difficulties in negotiating contractual terms, the agreement in principle has been rescinded. Poseidon will seek to retain a new project management group.

     Poseidon is also attempting to resolve a fee dispute with FDC Engineering of Switzerland regarding certain consulting services provided by FDC on the Poseidon facility.

     ADVANCED RECYCLING SCIENCES. The Company has retained an independent consultant to prepare a detailed study of the feasibility of building and operating a full scale pilot plant utilizing the tires2oil technology. The Company is currently negotiating potential financing of a full scale pilot plant with a German investment banking concern. The Company hopes to have financing in place and the pilot plant constructed and operational during the second quarter of 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2000.

     (B) Exhibits. The following exhibits are included as part of this report:


Exhibit   SEC Exhibit
     Number    Ref. Number    Title of Document                  Location
     -------   -------------  ---------------------------------  ---------

     27.01          27             Financial Data Schedule       Attached



                                     15

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                              The Quantum Group, Inc.


November 13, 2000                  /s/ Keith J. Fryer
                                   ------------------
                                   Keith J. Fryer
                                   President and Chief Operating Officer



November 13, 2000                  /s/ John F. Pope
                                   ----------------
                                   John F. Pope
                                   Vice President, Finance
                                   Chief Accounting Officer






                                     16