Form 10KSB
period 2000-12-31
ADVANCED RECYCLING SCIENCES INC
filed 2001-04-02
CIK 921450

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       December 31, 2000
                                         --------------------

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to
                                         --------------  --------------

                       Commission File Number 0-23812

                     ADVANCED RECYCLING SCIENCES, INC.
                --------------------------------------------
                 Formerly known as The Quantum Group, Inc.
               (Name of small business issuer in its chapter)

     Nevada                                              95-4255962
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

Park Irvine Business Center
14771 Myford Road, Suite B Tustin, California                      92780
---------------------------------------------                     --------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (714) 508-1470
                                                       ----------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

          Securities registered under Section 12(g) of the Exchange Act:

                   $.001 par value, common voting shares
                   --------------------------------------
                              (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days.  (1) Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for its most recent fiscal year was: $196,827.

The aggregate market value of the issuer's voting stock held as of March 28, 2001, by non-affiliates of the issuer was $10,617,225.75.

As of March 28, 2001, issuer had 14,197,281 shares of its $.001 par value common stock outstanding.

Transitional Small Busines     Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: none
                          The Quantum Group, Inc.
     Annual Report on Form 10-KSB for the Year ended December 31, 2000

-------------------------------------------------------------------------

                             TABLE OF CONTENTS

-------------------------------------------------------------------------
                                   PART I
ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 14

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . 15

                                  PART II

ITEM 5    MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . 15

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION . . . . . . . . . . . . . . . . . . . . . . . . . 18

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 23

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 45

                                  PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
          AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT  . . . . . . . . . . . . . . . . . . . . . 46

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 49

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . 51

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 52

                                  PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 52

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 54




--------------------------------------------------------------------------

                                   PART I

--------------------------------------------------------------------------

                                  FORWARD

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

--------------------------------------------------------------------------

                      ITEM 1.  DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------

     Advanced Recycling Sciences, Inc., ("ARS " or the "Company") f.k.a. The Quantum Group, Inc., is in the business of developing innovative products and technologies in the environmental and recycling industries, with specific emphasis on scrap tire rubber recycling. The principal offices of the Company are located at the Park Irvine Business Center, 14771 Myford Road, Suite B, Tustin, California 92780. The Company was organized as a corporation in 1968, under the laws of the State of California. In 1988 the Company changed its domicile from California to the State of Nevada and has operated as a Nevada corporation since that time. In March 2001, the Company amended its articles of incorporation to change its name from The Quantum Group, Inc., to Advanced Recycling Sciences, Inc. The Company is registered and qualified to do business in the State of California.

     The Company conducts most of its operations through several wholly owned subsidiary companies. The corporate organization is as follows:


                                     3



                                         ARS
                          Advanced Recycling Sciences, Inc.
                          Innovative technology development


                               -----------------------
                                  Board of Directors
                               -----------------------
                                          |
                                          |
                                          |
                                          |
                                          |
-------------------------    ---------------------------   --------------------------
    Technology Sales                  Engineering                 Product Sales
        Division                      Department                    Division

    Full Circle Tire           Technology Development              Crumb Rubber
     Recycling Systems           Project Management              & Product Sales
       and Solutions             System Engineering
-------------------------    ---------------------------   --------------------------
                                          |
                                          |
                                          |
                                          |
  ------------------- ------------------    ------------------  ------------------
       Advanced             Poseidon             Bay Area         Tires2Oil, Inc.
       Surfacing           Products            Recycling,
  Technologies, Inc.         GmbH                   Inc.
                       Penkun, Germany

     Crumb Rubber            Tire &            Tire Recycling        Producing
   Modified Asphalt        Industrial           Crumb Rubber        High Grade
       Paving &              Rubber              Production          Petroleum
      Technology            Recycling                              and Activated
       Transfer             Product                                 Carbon Iron
       De-Icing          Manufacturing                              Scrap Tires
      Technology
   ------------------ -------------------    ------------------  ------------------




                                     4

Company Subsidiaries

     Advanced Surfacing Technologies, Inc. ("AST") was incorporated in Nevada in May 1997 as Quantum Modified Asphalt Xcetera, Inc., a wholly owned subsidiary of the Company. The name was changed to Advanced Surfacing Technologies, Inc., in March 2001.

     The Company believes there are opportunities in the asphalt paving industry. Among those opportunities, is a potentially large market for crumb rubber to be used in producing crumb rubber modified ("CRM") asphalt paving. This will include the use of specialized mobile equipment for the mixing of crumb rubber and asphalt at hot mix plants, overseeing technology transfer programs to international clients, on-site project management and seminars to educate both public and private sector engineers about the Company's products and services. Through AST, the Company will seek to exploit these opportunities. AST will also research, develop and market other technologies in the asphalt paving industry, including the worldwide exclusive licence to certain ground surface applications of a novel ice adhesion modification or "de-icing" technology the Company received when it acquired Technology Development, Inc., from UTEK Corporation, http://www.utekcorp.com.

     Technology Development, Inc. ("TDI") was acquired by the Company in February 2001. TDI will be absorbed into AST, which will oversee the development and, if appropriate, commercialization of the ground surface de-icing technology.

     Poseidon Products GmbH. ("Poseidon") was established by the Company jointly with SteG, a German Government sponsored company. Through Poseidon, the Company will finish construction of and operate a tire recycling facility in Penkun, in the state of Mecklenburg-Vorpommern. This facility will produce crumb rubber and manufacture a wide range of value-added aftermarket products using technologies licensed or developed by the Company.

     Ground breaking on the Poseidon facility occurred on September 17, 1998. Site improvements were begun and foundations for the plant were commenced. Due to difficulties in securing an accompanying bank to sponsor the project, construction of the facility has been delayed. The Company continues to negotiate funding for the facility with several German banks, and hopes to have funding in place late in the year 2001 or early 2002.
The Company has obtained extensions on both the EU grants and the low interest funding commitment from the government of the state of Mecklenburg-Vorpommern.

     Poseidon currently has an office in Penkun and is developing a marketing plan to introduce and sell its manufactured products in Germany and Europe. Assuming sufficient funding is obtained, the Company believes the Poseidon facility will be completed and operational by early next year. The Company expects to have a clearer understanding as to when the Poseidon facility will be finished and operational by the end of the second quarter of 2001.

     As the Poseidon facility will incorporate much of the tire recycling equipment and technology the Company has to offer, the Company intends to use the Poseidon facility as a showcase for future full scale tire recycling plants.

                                     5

     Bay Area Recycling, Inc. During March 2001, the Company signed a Memorandum of Understanding with Shen Gang Development Limited a quasi government organization associated with the city of Shen Yang in the province of Liaoning PRC. The Memorandum calls for a 50/50 joint venture between the Company and Shen Gang Development, Limited. The parties expect to sign a definitive agreement by April 16, 2001 to jointly develop a crumb rubber manufacturing facility called Bay Area Recycling, to be located in Northern California. The Company has reserved the name Bay Area Recycling, Inc., with the Secretary of State of California and will incorporate it immediately upon the execution of the definitive agreement. Bay Area Recycling will initially produce crumb rubber for the fast growing California crumb rubber modified asphalt paving market and will look at other product application in the future.

     Tires2Oil, Inc. is a wholly owned subsidiary of the Company. Tires2Oil(TM) was formed as a Nevada corporation on January 17, 2001. The primary responsibility of Tires2Oil(TM) will be the continued research, development and exploitation of certain super critical fluid ("SCF") tire recycling technology recently acquired by the Company. The SCF technology is used to break down tires into a clean form of synthetic crude oil which can be easily upgraded in existing oil refineries. This technology has been proven on a table top scale. Tires2Oil(TM) will focus its initial efforts into determining whether this technology can be feasible on a commercial scale.

     The Company recently hired Sudheer Helekar to serve as a project director. He will oversee the development and construction of the Tires2Oil(TM) pilot plant. The Company has also contracted with Dr. William Farone of Applied Power Concepts, Inc., of Anaheim, California to develop the commercial processes and equipment for the Tires2Oil(TM) pilot plant.

     Advanced Environmental Technologies, Limited ("AET") is a wholly owned subsidiary of the Company. AET was incorporated pursuant to the laws of the province of Alberta, Canada on April 21, 1997 as QEST Industries, Inc. The Company changed the name in March 2001. AET will provide engineering support services to tire recycling facilities in both North and South America. These services will be provided via the Company's strategic alliance with Sultech Engineering, a Calgary based engineering concern.
The Company  pays Sultech on an as needed, job by job basis.

     Other Subsidiaries
     ------------------

     QCAL, Inc. ("QCAL") is a wholly owned subsidiary of The Quantum Group, Inc. QCAL rescinded its joint venture agreement with the State of California Department of Corrections ("CDC") and has closed down its tire crumbing facility at the Richard J. Donovan Correctional Facility at Rock Mountain in San Diego County, California ("Donovan Correctional Facility"). QCAL made the decision to close down the San Diego plant due to insufficient funds to purchase all of the equipment necessary to manufacture crumb rubber products and the fact that the installation of the appropriately sized granulator for shredding and granulating tires proved to be impractical at the prison facility. In July 2000, Thomas Driscoll resigned as an officer of the Company. QCAL has completed its exit from the Donovan Correctional Facility, and all obligations of the Company relative thereto have been satisfied in full.

     The Company plans to ship the Press and the C3000 granulator installed at the Donovan Correctional Facility to Germany to be installed at the Poseidon Facility.

                                     6
     With the completion of its exit from the Donovan Correctional Facility, the Company anticipates it will discontinue all operations in its QCAL subsidiary.

     Modified Asphalt Technologies, Inc. ("MAT") In January 2001, the Company and MAT mutually agreed to rescind the MAT Purchase Agreement entered into by the parties in January 2000. The Company no longer owns any interest in MAT.

     Eurectec, Inc. ("Eurectec") is a wholly owned subsidiary of The Quantum Group, Inc. Through Eurectec, the Company entered into a certain license agreement with CISAP SpA of Italy. Unfortunately, CISAP could not provide equipment that operated to its represented specifications. As a result, the Company no longer markets or sells CISAP equipment, nor does it intend to do so in the future. The Company is currently involved in litigation with CISAP. Beyond dealing with the CISAP litigation, the Company anticipates little, if any business will be transacted through Eurectec in the future.

     The Company has developed a new group website which can be viewed at http://www.arsciences.com. The website allows visitors to access an overview of the Company's activities, obtain market information for the Company's trading stock and view the Company's EDGAR filings. The Company has a portal website, http://www.tirerecycling.com. The Company is developing a Tires2Oil website, which can be viewed at
http://www.tires2oil.com.   The Company may develop additional websites in
the future.

Market For The Company's Products

     In 2000 there were almost 300,000,000 tires discarded in the United States. There are currently between two and three billion tires stockpiled in the United States and an estimated 1,000,000,000 tires discarded annually worldwide. Although millions of tires are discarded every year, there has been no consensus on the best way to dispose of the tires. Waste tires continue to accumulate in huge tire dumps throughout the world. One of the early governmental responses to this problem was to require the tires be shred into small pieces. This measure was taken to help reduce the size of the tire dumps, the potential for fires, and the health hazards which existed because of mosquitoes and rodents which inhabit these tire dumps. The European Union has issued a directive banning landfilling of all tires, whether whole or shredded, by the year 2007.

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

     In addition to the fact that there is no agreed upon best method for recycling scrap tires, another of the challenges facing the tire recycling industry has been the lack of reasonably priced equipment for the production of crumb rubber, particularly given the production capacity of such equipment and the prevailing market prices of crumb rubber. Prices of crumb rubber vary according to the mesh (size) of the rubber. The 2001 issue of Scrap Tire and Rubber Users Directory, published by Recycling Research Institute, provided information regarding historical market prices of tire-derived materials, including crumb rubber. In 2000-2001, the average price of crumb rubber with a mesh of minus 10 was $.055 - .20 per pound. This is the size most commonly used in asphalt paving. Aftermarket products manufactured from press equipment use rubber of approximately minus 30 mesh, which for 2000-2001 was priced at $.09 - .32 per pound. Very finely ground crumb rubber which is suitable for devulcanization is usually minus 80-100 mesh. In 2000-2001 crumb this size ranged in price from $.18 - .80 per pound.

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

     Moreover, the tire recycling industry is highly competitive, no single competitor holds a dominant market position. Some of the Company's competitors have longer operating histories and are financially stronger than the Company. There are several companies which offer different pieces of equipment to recyclers such as shredders, slitters and granulating equipment. Few companies, however, offer complete recycling systems which include all the equipment required to process whole tires to crumb rubber and in turn use crumb rubber to produce aftermarket products and CRM asphalt paving.

Products

     Crumbing Equipment

     Eco Granulating System ("EGS")
     ------------------------------

     The Company believes the system it offers has several advantages over the systems offered by competitors, including (i) lower initial cost of a system; (ii) higher operating efficiencies and lower operating expense;
(iii) less maintenance down time; and (iv) recycling at ambient temperatures resulting in high quality crumb rubber output.

     The Company has designed a complete tire recycling and granulating production system which integrates individual pieces of tire recycling equipment made by other manufacturers. The EGS System reduces scrap automobile and truck tires to useful and valuable crumb rubber, reusable steel scrap and nylon fluff. The system as designed follows common processing steps accepted in the industry. The process begins by sending truck tires through a de-beader, slitter and shredder. Automobile tires go directly to a shredder. In the next step, the shredded material is fed to a grizzly which extracts approximately 90% of the steel from the shredded tires and further reduces the size of the material to minus one inch. Then the material is processed through a magnetic separator which removes the steel shred and a pneumatic aspiration system which removes the nylon fibers. The product is processed through a granulator which further reduces the shred to approximately 5 mesh and removes any remaining steel and fabric. Finally, the crumb rubber is processed through a granulator which reduces the product to particle sizes ranging from 0 to .5 mm, .5 mm to 2 mm, 2 mm to 4 mm. The EGS System will also offer as an option, a grinder which will reduce the crumb rubber to minus 60 mesh.

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

     SuperCollider - Impact 500 Technology
     -------------------------------------

     During 1997, the Company worked on the in-house development of a compact SuperCollider machine designed to take large mesh size crumb rubber produced by the EGS System and buffings from tire retreading and pulverize it into fine powder in order to open up several new markets. These markets include extrusion products, press products and products combining super-fine crumb and plastic. The Company finalized the engineering for the SuperCollider and concluded the development, prototype work and initial performance testing during 1998 and early 1999. After testing the initial prototype, the Company decided not to sell the SuperCollider into the market until a number of improvements could be made. During 1999, the

Company made those improvements and began additional testing. The first SuperCollider was installed and operational at the Donovan Correctional Facility. It has now been removed and the Company anticipates it will be shipped and installed at the Poseidon Facility.

     REVULCON(R) - Revulc 300 Technology
     ---------------------------------

     The Company is currently renegotiating its exclusive worldwide license agreement with Faru GmbH., Dresden, Germany ("Faru"). Faru is the patent holder of the REVULCON(R) technology. This technology enables the production of high density, smooth finish rubber moldings and extrusions, including new tires, by adding REVULCON(R) compound. This is done by a process of devulcanizing the rubber, returning it to a state where it can be utilized in new products and re-vulcanized. The reactivated rubber waste can be processed without further additives to rubber products like mats, plates, solid rubber tires, components for fall protection, elements for sound and vibration deadening, blocking and insulating layers against heat and moisture. Profiles and other goods can be made by extrusion or injection molding when the revulcanized rubber is mixed with fresh rubber or plastics. While there are other companies developing and marketing competing technology, the REVULCON(R) technology is the only one that does not introduce or use of chemicals in its process.

Aftermarket Product Equipment

     Eco-Press
     ---------

     The Company also sells press equipment which can be used to process crumb rubber into value added aftermarket products including door mats, anti-fatigue mats, cattle and heated floor mats, roofing products, trailer liners, carpet underlay. Also other products such as speed bumps, sports surfaces such as tennis and other ball game courts, gymnastic and running track surfaces, and playground safety surfaces are other end products which can be manufactured using crumb rubber. The Company also has a slicer machine capable of peeling pre-cast cylinders of solid crumb rubber for use in making continuous roll sheeting material.

     Rothbury Technology
     -------------------

     The Company, has the exclusive worldwide manufacturing and marketing rights to a process for giving a mixture of crumb rubber granulates, resins and other additives heat conductive characteristics for use in products such as heatable floor coverings, livestock and pet mats and underlayments developed by Rothbury Engineering Limited, Great Britain.

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

     The Company has patent applications pending in the United States and Europe on the Roxbury echnology subject to the license agreement. If the patent is granted, it will be held by Advanced Recycling Sciences, Inc.


     Crumb Rubber Modified ("CRM") Asphalt Paving

          Crumb Rubber Modified/Asphalt Mixing Equipment
          ----------------------------------------------

     The crumb rubber modified ("CRM") asphalt paving industry is still in the early stage of development. Currently, the Company knows of five states which have done sufficient testing of CRM asphalt to no longer consider it experimental. The testing performed by Arizona, California, Florida, New Mexico and Texas has shown that the application of asphalt rubber systems significantly increases the life of the roadway surface while reducing the maintenance costs and life-cycle costs. These states are all increasing their overall use of various CRM asphalt systems. The Company believes that within the next five years, the number of states specifying and using CRM asphalt paving will increase to as many as thirty four.

     The Company has spent significant time and effort researching and seeking to establish itself in the CRM asphalt paving industry. The Company will seek to establish itself as a premier provider of crumb rubber/asphalt mixing equipment to contractors in the asphalt paving industry.

     In addition to providing crumb rubber/asphalt mixing equipment, the Company, through Bay Area Recycling, will have the ability to provide a ready source of crumb rubber to its own operations and to outside clients.

          Roadway Surface De-Icing Technology
          -----------------------------------

     In February 2001, the Company acquired TDI. TDI had two primary assets: a worldwide exclusive license for the ground surface applications of a patented novel ice adhesion modification technology developed at Dartmouth College's Thayer School of Engineering; and a $200,000 pre-paid credit for additional research and development of the technology by the Dartmouth College engineering professor who developed the technology.
While this technology is still in its early stages of development, the Company believes that this technology can be commercially developed to provide rapid non-thermal de-icing of CRM asphalt surface. De-icing is accomplished through a novel electrochemical decomposition technology which the Company believes can be applied to roadways, bridges, airport runways, tarmacs and other surfaces exposed to cold environments. The Company anticipates that this technology will be capable of being retro-fitted to existing surfaces, as well as being used in new construction.

     The Company's rights are limited to ground surface applications. Dartmouth College sold BFGoodrich the license rights to use this technology in aerospace and marine applications. Torvec, Inc., purchased the license rights for land-based vehicle applications.

     Tires2Oil(TM) Super Critical Fluid Process

     In June 2000, the Company acquired the exclusive worldwide licensing rights to certain Super Critical Fluid ("SCF-Oil(TM)") tire recycling technology developed and patented by the University of South Alabama. Through a simple one-step process, this technology can be used to produce synthetic crude oil which can easily be upgraded in existing oil refineries. In addition to synthetic crude oil, the process also produces carbon black, which has a number of manufacturing uses or with further processing can be converted to activated carbon used in water and air purification system technologies. The Company believes this technology will provide another environmentally conscious means of recycling scrap tires.

     Based on preliminary laboratory results achieved at the University of South Alabama, this SCF-Oil(TM) process appears to be capable of producing significantly more oil per ton of processed tires than currently existing processes such as pyrolsis. The Company believes this technology, unlike currently existing technologies, represents the first commercially feasible tires to oil recycling process. To date, this technology has been demonstrated only in the laboratory.

     The Company intends to continue development of this technology. The Company has begun ordering equipment for the establishment of a pilot plant to be used to develop firm criteria and product data for enabling the construction of full scale production plants. The estimated cost of establishing this pilot plant is $1,000,000 This will be accomplished through the Company's Tires2Oil(TM) subsidiary. Once the Company has a firm understanding of the criteria, data, and production specifications, Tires2Oil(TM) will market and license this technology worldwide. The Company may also seek to set up its own full scale production plants. The current estimated cost of building a full scale production plant is between $11,000,000 and $13,000,000.

Research and Development

     During the past year the Company's primary efforts were employed in the evaluation and due diligence associated with the acquisition of the Tires2Oil(TM) and de-icing technologies via our strategic alliance with UTEK Corporation. Therefore, the Company did not expend significant resources in research and development during fiscal year 2000. With the acquisition of these new technologies, the Company anticipates incurring significantly greater expenses for research and development during fiscal year 2001.

Marketing and Sales

     The Company has been most successful marketing and selling outside of the United States where attractive incentives are offered to investors by way of government grants, low interest loans and tax advantaged investment programs.

     The Company continues to rely principally on the efforts of its officers and directors to generate sales. Historically, the Company's principal method of marketing has been through direct sales by officers of the Company and independent commissioned sales representatives worldwide. The Company believes its active participation in trade shows and trade organizations is providing strong industry connections and marketing opportunities. The Company is also advertising in technical and trade journals and articles and on the Company's new website. Finally, the Company believes its Poseidon facility will provide an excellent marketing platform for the sale of the Company's products and technologies.

     The Company is a member of a number of associations related to the tire, rubber and recycling industries including the Rubber Pavements Association located in Mesa, Arizona, the International Tire and Retreading Association, headquartered in Louisville, Kentucky (ITRA), ETRA (the "European Tire Recycling Association") headquartered in Paris, France and is a founding member of the International Recycling Federation located in Bonn, Germany. In addition, the Company is listed in the Scrap Tire Users Directory, an Recycling Research Institute annual publication which is a business reference guide to the tire recycling industry.

     Despite significant effort, to date the Company has been unable to establish consistent sales volume. The Company credits this to a number of factors. First, although the problem of waste tires has existed for decades, the tire recycling industry is still in its early stages of development worldwide. No single response to the problem of waste tires has become generally accepted. While momentum in the industry seems to favor tire recycling, which reclaims the rubber resource, no single technology or method has achieved market dominance. Under these conditions, potential purchasers are slow to buy. Second, because of limited sales, manufacturers of recycling equipment do not carry large inventories of equipment, which significantly lengthens the sales cycle. Third, due to inconsistent sales volume, the Company has had limited capital and has maintained only a limited marketing and sales staff.
While these factors have made it difficult for the Company to create consistent cash flow and compete successfully in the industry, they also form significant barriers to entry by competitors who will face many of the same challenges.

     As part of its strategic reorganization during the third quarter 2000, the focus of the Company's business will be technology acquisition and development driven. The Company will seek to vertically integrate these technologies into its own planned operations in Germany and the United States, thus providing multiple potential revenue streams in the future.

Employees

     Currently the Company has five employees other than its officers and directors, its independent outside sales persons and an outside consultant. The Company relies heavily on the efforts of its President and Chief Operating Officer, Keith J. Fryer. It also relies upon the services of John F. Pope, the Company's Treasurer, a Vice President and Director, and Ehrenfried Liebich, the Company's Chief Executive Officer and Chairman of the Board.

Scientific Advisory Board

     Consistent with the Company's goal to become a leader in the development and commercialization of technologies for the scrap tire recycling and crumb rubber modified asphalt paving, the Company has established a Scientific Advisory Board to assist it in the evaluation and development of new technologies. The following individuals currently serve on the Company's Scientific Advisory Board: Victor F. Petrenko, Ph.D., Jagdish Dhawan, Ph.D., Pawan Agarwal, Ph.D. and Nicholas D. Sylvester, Ph.D. The members of the Scientific Advisory Board are not employees of the Company, and each maintains full-time employment with other organizations.

     Initially, Dr. Petrenko will be compensated for his services to the Company by Dartmouth College pursuant to the $200,000 pre-paid research and development credit with Dartmouth College acquired by the Company when it purchased TDI. The other Scientific Advisory Board members each received Company common stock for services to be rendered to the Company.

--------------------------------------------------------------------------

ITEM 2.  DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

--------------------------------------------------------------------------

     Tyre's Ecology S.r.l.

     The litigation between Eurectec and Tyre's Ecology S.r.l., in the Court in Pistoia, Italy, is ongoing. The next hearing scheduled in this matter has been set for January 10, 2002. The parties are currently attempting to negotiate a settlement in this matter.

     Veplas Manufacturing, Ltd.

     The Company has initiated a lawsuit against Veplas Manufacturing, Ltd., and is seeking the return of the purchase price of equipment. The Company claims misrepresentation on the acidity and performance of the equipment purchased from Veplas. At the time Veplas Manufacturing, Ltd., answered the Company's Complaint, Veplas made various counterclaims against the Company. These claims include a claim for $27,081.46, which Veplas claims is the balance due pursuant to the Agreement signed between the parties, a claim for $2,387.69 for shipping costs paid by Veplas on the Company's behalf; and unspecified claims for costs for special damages.
The Company refutes Veplas' counterclaims and will continue to pursue this matter.


--------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

--------------------------------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 2000.

     In January 2001, in accordance with the Company's Articles of Incorporation, its Bylaws and Section 78.325 of the Nevada Revised Statutes, the shareholders, by written shareholder consent, without a meeting approved the following actions: 1) that the Company amend its Articles of Incorporation to effect a name change to Advanced Recycling Sciences, Inc.; 2) in connection with the name change, the Company obtain a new CUSIP number and a new trading symbol, "ARYC." The Company received 7,619,603 votes in favor of the above actions. No votes were cast against the actions.

     The shareholders were not asked to vote on directors.

--------------------------------------------------------------------------

                                  PART II

--------------------------------------------------------------------------


     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------

     The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "ARYC." The Company's common stock is also listed on the Third Segment of the Frankfurt Stock Exchange under German Securities Code Number 882879. As of March 28, 2001, the Company had 463 shareholders holding 14,197,281 common shares. Of the issued and outstanding common stock, 3,987,406 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission . The Company has never declared a dividend on its common shares.

     The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                   BID PRICES          ASK PRICES
                                   HIGH      LOW       HIGH      LOW
1999
First Quarter ended March 31       4.25      3.0625    4.50      3.375
Second Quarter ended June 30       3.125     2.50      3.50      2.875
Third Quarter ended Sept. 30       3.25      2.65625   3.375     3.00
Fourth Quarter ended Dec. 31       3.00      1.4375    3.15625   1.5625

2000
First Quarter ended March 31       2.50      1.25      2.75      1.4375
Second Quarter ended June 30       2.50      1.25      2.6875    1.375
Third Quarter ended Sept. 30       2.125      .78125   2.25       .96875
Fourth Quarter ended Dec. 31       1.6875     .4375    1.78125    .59375


     The foregoing figures were furnished to the Company by the National Quotation Bureau, 11 Penn Plaza, 15th Floor, New York, New York 10001.

     Recent Sales of Unregistered Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued since the Company's last quarterly report for the quarter ended September 30, 2000.

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

     On October 13, 2000, the Company issued 11,428 restricted shares each to Dr. Pawan Agarwal and Dr. Nicholas Sylvester for their participation on the Company's Scientific Advisory Board. The Company received no cash for these shares. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     On November 14, 2000, the Company issued 40,000 restricted common shares to Doris Schmidt for services rendered by her in overseeing the business and development matters of the Poseidon Facility. The Company received no cash for these shares. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     On November 20, 2000, the Company issued 50,000 restricted common shares to Richard Collette for investment marketing and analysis services Mr. Collette provides to the Company. The Company received no cash for these shares. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     On November 28, 2000, the Company issued 11,428 restricted common shares to Dr. Jagdish Dhawan for his participation on the Company's Scientific Advisory Board. The Company received no cash for these shares. The shares were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933.

     During 2000 the Company established FaRReach Internet Advisors, Inc., a wholly owned subsidiary, with the intent of entering into the web development and internet support business. As part of is corporate
restructuring, the Company decided not to pursue the FaRReach concept.   On
December 15, 2000, 15,000 restricted shares of Company common stock were issued to Chris Meehan, an employee of the Company, in lieu of an equity interest he had been promised in FaRReach. The Company received no cash for these shares. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     On January 9, 2001, the Company issued options to purchase 442,969 shares of restricted common stock to certain officers, directors, employees and consultants of the Company. Some of the options were issued in exchange for said officers, directors, employees and consultants surrendering options previously issued to them by the Company. The Company received no cash for issuing these options. These options were issued pursuant to exemptions from registration under Section 3 and Section 4(2) of the Securities Act of 1933.

     On February 19, 2001, the Company issued 1,446,153 restricted common shares to UTEK Corporation to acquire Technology Development, Inc., a wholly owned subsidiary of UTEK. The Company received no cash for these
shares.    The shares were issued pursuant to an exemption from
registration under Section 4(2) of the Securities Act of 1933.

     During February and March 2001, the Company sold 473,233 shares of its common stock to non United States citizens in Germany. The shares were
valued at $.25 per share.  The Company paid commissions of $47,323.   These
shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     The Company hereby incorporates by reference the Form 10-QSBs it filed on May 22, 2000, August 14, 2000, and November 14, 2000, for information regarding sales of unregistered securities made during the first three quarters of 2000.

--------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------

Liquidity and Capital Resources

     As of December 31, 2000, the Company had cash on hand of $15,321. The Company raised $1,177,046 during 2000 in a Regulation S offering. The Company anticipates an additional $500,000 to $600,000 will be received at the end of March, 2001, as the initial receipt of funds for a 2001 Regulation S offering. The 2001 Regulation S offering is anticipated to raise a total of between $1,500,000 and $2,500,000 depending on market conditions. The Company also has a commitment, from the overseas investment banking firm with which the Company has had a long term relationship, for a private placement of shares in its subsidiary, Tires2Oil, Inc., for $800,000. The majority of the funds from this offering will be used for the building of the pilot plant referred to in the Company Subsidiary section and the Products section of this form 10K-SB. The proceeds from this private placement are anticipated during the second quarter of 2001. The Company is in discussion with several domestic investment banking firms regarding raising additional funds. This funding, should it materialize, would be utilized to implement the Company's business development strategy.

Results of Operations

     Comparison of the year ended December 31, 2000, and the year ended December 31, 1999

     The Company generated a loss of $2,007,696 in the year ended December 31, 2000, compared to a loss of $2,642,390 for the year ended December 31, 1999. This $634,694 (24%) reduction in loss is a result of general reductions in General and Administrative expenses and the closing of the Company's subsidiary operation in San Diego, California. Company had no significant sales in either year. The Company had $31,709 in equipment sales and $82,003 in crumb rubber and crumb rubber product sales for the twelve months ended December 31, 2000. $12,500 in consulting fees was generated in the U.S. operations and $70,615 was earned in Poseidon (Germany) during the year ended December 31, 2000, compared to $17,821 in domestic consulting fees in 1999. The Company had no revenue from sales of equipment in 1999. No revenue from license fees was generated in either the year ended December 31, 2000 or 1999. Due to the emphasis on technology transfer, no license fee income is anticipated until a full scale
Tires2Oil plant is operational. Such plant will not be begun until and in less the pilot plant proves successful.

     Historically, the majority of the Company's equipment sales were recorded when equipment was shipped and title passed to the buyer. Typical sales were by letter of credit, with the funds released by the bank when the equipment was placed for shipment with the carrier. Historically, payment for the Company's equipment sales have been made on the basis of 10% due at the time of sale, 80% due on shipment of the equipment and 10% due on the completion of installation. This has resulted in the Company receiving its revenue in large lump sums at irregular intervals rather than smaller amounts at frequent intervals. Equipment purchased for the use of a subsidiary or joint venture is recorded as a purchase of assets with no revenue or inter-company profit generated upon the transfer to the operating entity. The Company revised its equipment sales approach during 2000. In the future, the Company will receive fees for the design, configuration and specification of certain pieces of equipment. The sale will be made directly from the specified supplier to the client. The manufacturer will warrant its equipment directly to the buyer. In addition to the acquisition of the Tires2Oil technology and the de-icing technology direct the Company's future revenue generation activities to a technology transfer emphasis rather than equipment sales.

     Net cash used in operations was $1,458,733 during the year ended December 31, 2000 compares to $836,692 in the year ended December 31, 1999. During 2000, Accounts receivable increased by $33,748, Equipment increased by $248,245. Inventory decreased $101,941. Customer deposits decreased $295.183 and deposits decreased by $687,487. Cash used in operations in 1999 was from an increase in Accounts Receivable of $2,747,576. Deposits decreased by $755,717, offset by an decrease in Customer Deposits of $1,897,779. Accrued Expensed decreased by $366,041 while Accounts Payable decreased by $71,684.

     Equipment increased due to the purchase of equipment for the QCAL facility . This equipment is now in storage, awaiting shipment to Germany for use in the Poseidon Project.

     During the year ended December 31, 2000 the Company acquired two major pieces of tire recycling and after market product manufacturing equipment from Fonds Concepts, in Atzendorf, Germany for shares and credit against the deposits account. This equipment is being held in Germany pending shipment to the Poseidon project in Penkun, Germany. The equipment is valued at $1,835,211. No comparable transaction occurred in 1999.

     Inventory consists of purchased crumb rubber originally intended for the Company's QCAL San Diego facility. This crumb rubber was purchased from the Company's licensee in Mexico. With the closing of the San Diego facility, the crumb rubber inventory was written down to current market wholesale values. The inventory was sold in the first quarter of 2001.

     Franchise Taxes payable balance at December 31, 1999 was $103,548. The Company had delayed payment of this balance pending clarification of certain collections and timing differences. The Company resolved the timing difference and collection questions during the year ended December 31, 2000 and eliminated the reserve.

     Accrued expenses decreased in the year ended December 31, 2000 by $74,806 compared to a decrease of $366,041 in the year ended December 31, 1999. Accounts payable declined $201,429 in the year ended December 31, 2000 compared to a decrease of $71,684. These reductions are primarily due to the availability of funds as a result of the 2000 Regulation S offering.

     The carrying value of the land owned by the Poseidon joint venture was reduced to $149,119 at December 31, 2000 from $157,753 at December 31, 1999. This reduction is as a result of the decline in valuation of the German Mark against the US Dollar. As this re-valuation is of an existing asset, no loss is reported for operating statement purposes

     Depreciation Expense of $275,886 for the year ended December 31, 2000, exceeds the 1999 expense of $144,222 by $131,664. This is due to the equipment purchased and manufactured for the QCAL operation.

     Travel expenses of $91,161 for the year ended December 31, 2000, decreased by 45% or $76,113 compared to $167,274 for the year ended December 31, 1999. This decrease is due to eliminating marketing activities in support of the QCAL operation.

     Professional fees increased from $210,483 for the twelve months ended December 31, 1999, to $239,823 for 2000. This increase is due, primarily, to the legal activities regarding patents and related matters for both the Tires2Oil license and the preparatory work for the purchase of the de-icing technology license in the first quarter of 2001. Additionally, legal support for the Company's current and in-formation overseas joint venture were increased as these projects move closer to maturity.

     Office expenses of $115,293 for the twelve months ended December 31, 2000, are a $17,937 increase from the 1999 expenses of $97,356. This increase is primarily due to expenses at the QCAL operation in the first half of 2000.

     Administrative expenses of $293,282 for the year ended December 31, 2000 are significantly lower than the $814,361 for the comparable 1999 period. This reduction is due to closing the San Diego operation in mid year 2000, and cessation of QCAL marketing activities.

     Consulting expenses of $793,890 for the year ended December 31, 2000 increased from the year ended December 31, 1999 expense of $715,663 by $78,227. This increase is primarily due to the hiring of a consultant for the Tires2Oil project, offset by the reduction of consultants associated with the QCAL marketing activities and fee increases from the Company's Vice President-Finance.

     Options expense of $39,067 was recognized in 1999 as a result of the Board of Directors approval of the 1999 employee incentive stock option program. Options expense of $19,146 was recognized in the year ended December 31, 2000, for the 2000 employee incentive stock option program. The year 2000 expense is less than the 1999 expense due to the reduced price of the Company's stock and slightly fewer options issued.

     Comparison of the year ended December 31, 1999, and the year ended December 31, 1998

     The Company generated a loss of $2,642,390 in the year ended December 31, 1999, compared to a loss of $100,691 for the year ended December 31, 1998. The primary reason for the differences is that the Company had no revenue from sales of equipment in 1999 to unrelated third parties. The 1998 revenue from equipment sales was $2,882,007 with a gross profit of $1,191,125. During 1999 the Company concentrated on the purchase and manufacture of equipment for its QCAL subsidiary operation and delayed sales efforts to other customers until equipment package specification were modified and updated and until the QCAL facility was operational. The 1999 loss includes an Accounts Receivable write off of $347,220, the 1998 loss included an accounts receivable write off of $100,000. No revenue from license fees was generated in either the year ended December 31, 1999 or 1998.

     Net cash used in operations was $836,692 during the year ended December 31, 1999, compares to $1,334,685 in the year ended December 31, 1998. During 1999, Accounts receivable decreased by $2,747,576. Furniture and fixtures increased by $35,443 Equipment increased by $1,414,664. Inventory increased $120,044, Customer deposits decreased $1,897,779 and Deposits decreased by $775,717. Cash used in operations in 1998 was from an increase in Accounts Receivable of $2,354,061. Deposits increased by $1,804,508, offset by an increase in Customer Deposits of $2,190,462. $179,309 was used for the purchase of land. Accrued Expensed decreased by $102,315 while Accounts Payable increased by $585,185.

     Accounts Receivable decreased in the year ended December 31, 1999, by $2,747,576. This decrease was from the payments received from customers of $1,724,810, the return, cancellation, and crediting of a sale of $675,546 and the write off of $347,220. The write off is of all remaining balances on the Mexico project. The Company believes that as a result of difficulties with the Cisap equipment, combined with other factors, the financial viability of the Mexico project is so low that collection of the outstanding balances is unlikely. The return involved a piece of equipment sold to, but not yet installed, in Germany. The customer returned the equipment to the Company who in turn installed it in the QCAL San Diego plant.

     Furniture and fixtures increased by $35,443 due to furniture purchased for the QCAL facility and for the Quantum Group corporate offices.

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

     Franchise Taxes payable balance at December 31, 1999 and 1998 of $103,548 consists of $70,691 Federal taxes and $32,857 in California state taxes. Although the Company has a Net Operating Loss Carry Forward for Federal Income Tax purposes, the law provides that the utilization of the NOL is a preference item triggering the Alternative Minimum Tax. The State of California does not have a NOL Carry Forward. The Company has delayed payment of this balance pending clarification of certain collections and timing differences. This issue was resolved in the year ended December 31, 2000.

     Accrued expenses decreased in the year ended December 31, 1999 by $383,578 compared to a decrease of $102,315 in the year ended December 31, 1998. Accounts payable declined $71,684 in the year ended December 31, 1999 compared to an increase of $585,185. The 1998 increase relates to the open invoices for a two large sales shipped just prior to yearend. Aside from those two open items, the general reduction of accrued expenses and accounts payable is a result of more timely disbursements.

     Minority interest was $9,463 at the end of December, 1998. That interest represents the remaining balance of the German investment in the Poseidon joint venture project after giving effect to their 20% portion of the 1998 operating loss. The loss for the year ended December 31, 1999 exceeds the minority interest equity, which was accordingly reduced to zero.

     The carrying value of the land owned by the Poseidon joint venture was reduced to $157,753 at December 31, 1999 from $179,309 at December 31, 1998. This reduction is as a result of the decline in valuation of the German Mark against the US Dollar. As this re-valuation is of an existing asset, no loss is reported for operating statement purposes

     Depreciation Expense of $144,222 for the year ended December 31, 1999 exceeds the 1998 expense of $96,531 by $65,069. This is due to the equipment purchased and manufactured for the QCAL operation.

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

     Consulting expenses of $715,663 for the year ended December 31, 1999 increased from the year ended December 31, 1998 by $266,155. This increase is primarily due to added use of consultants on the reconfiguration of the Company's equipment packages and fee increases from the Company's president and executive vice president.

     Options expense of $39,067 was recognized in 1999 as a result of the Board of Directors approval of the 1999 employee incentive stock option program. No comparable expense was incurred in 1998.

--------------------------------------------------------------------------

                       ITEM 7.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------

     The following financial statements of the Company are filed as a part of this report:

Report of Crouch, Bierwolf & Associates, Certified Public Accountants;
     Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999; Consolidated Statements of Operations for the years ended December 31, 2000 and 1999;
     Consolidated Statements of Stockholders' Equity from January 1, 1999 to
        December 31, 2000;
     Consolidated Statements of Cash Flows for the years ended December 31,
        2000 and 1999;
     Notes to Consolidated Financial Statements.

     There are no financial statement schedules included as part of this report. The consolidated financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

--------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------

     During 2000, the Company's Certified Public Accountant, Darrell Schvaneveldt of Schvaneveldt and Company died. His practice was acquired by Crouch, Bierwolf & Associates, the Company's current Certified Public Accountants.

--------------------------------------------------------------------------

                                  PART III

--------------------------------------------------------------------------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------

     The following table sets forth as of December 31, 1999 the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.


Name                Age    Position                  Director or Officer Since
-------------------------------------------------------------------------------
Ehrenfried Liebich  58     Chief Executive Officer   March 1989
                           Director                  March 1989

Keith J. Fryer      51     President                 October 2000
                           Chief Operating Officer   October 2000
                           Secretary                 July 1997
                           Director                  March 1995

John F. Pope        58     Vice President            January 1991
                           Treasurer                 January 1991
                           Director                  March 1989

-------------------------------------------------------------------------------

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     Ehrenfried Liebich. Mr. Liebich is the Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Liebich first became involved with the Company in March 1989. Mr. Liebich was born and educated in Germany. After his formal secondary education in Germany he joined the Merchant Marine, which he left as a Ship's Officer with the Court Line, London, U.K. Mr. Liebich immigrated to Canada in 1965 where he started various businesses in the areas of real estate, investment, chemical distribution and electronics. In March of 1989 he became the President, a Director and controlling shareholder of the Company.
Following a management reorganization in October 2000, Mr. Liebich became the Chief Executive Office and Chairman of the Board of Directors.

     Keith J. Fryer.   Mr. Fryer is the President, Chief Operating Officer,
Secretary and a Director of the Company. Mr. Fryer first became involved with the Company in August 1992. Mr. Fryer was educated in England and graduated from the Cheshire College of Further Education with a City and Guild of London Institute Diploma in Construction and Site Surveying. He also studied at Cranfield and Dunchurch UK Management Colleges and became a Member of the Institute of Marketing London in 1974. Mr. Fryer became a Chartered Member of the Institute in 1989. He is a life member of the Wig & Pen Club, The Strand, London. Mr. Fryer successfully operated Keith Fryer Associates England, a business he formed in 1986, that provided marketing consulting services in various business areas. In 1992, Mr. Fryer established Keith Fryer Associates California, Inc., a marketing consulting firm. Following a management reorganization in October 2000, Mr. Fryer became the President and Chief Operating Officer of the Company. He became the Secretary in July 1997, and a Director of the Company in March 1995.

     John F. Pope. Mr. Pope is the Treasurer, a Vice President and a Director of the Company. Mr. Pope began his professional career in 1963 as an auditor in public accounting and subsequently on the corporate staff of Olivetti Underwood in New York. He joined Burger King Corporation in Miami, Florida, in 1968 and progressed to the position of Controller, Company Stores Division. He joined Orange Julius International, Inc., Santa Monica, California, in 1974 as Vice President, Finance and a Director for the parent company and its national and international subsidiaries.

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

     From 1986 through November 1987, Mr. Pope acted as Vice President Finance and Administration for ASI Sign Systems of Marina Del Rey, Inc. After leaving ASI Sign Systems in late 1987, Mr. Pope became an independent financial consultant assisting a number of domestic and international public and private companies in franchising, financial structure, and internal and SEC reporting. He continues to serve on the Board of Directors of several companies he helped to become public companies, including currently serving as the interim President and a Director of the New Anaconda Company.

     In 1989, Mr. Pope became a founding member of the Board of Directors of the Quantum Group, Inc. Mr. Pope is a Certified Management Accountant
(CMA) and serves on the National Board of Directors of The Institute of Management Accountants, where he serves on the National Strategic Planning Committee. He has also been Certified in Financial Management (CFM) by the same institute. He is a Certified Public Accountant (CPA) and a member of the American Institute of Certified Public Accountants (AICPA). He has been a member of a number of other professional and civic organizations, including the Curriculum Steering Committee, School of Accountancy, University of Southern California.

     Key Employees

     Sudheer Helekar. Mr. Helekar received a Masters Degree in Mechanical Engineering from Worchester Polytechnic Institute, Massachusetts, in 1968. Mr. Helekar has 37 years experience in developing new technologies to commercial hardware. He developed the Solar Stirling Engine from concept to commercial hardware within eighteen months. He has also helped develop various solar and ethanol plant concepts, as well as, several turbines and energy systems. He also has experience with cryogenic systems, conventional pyrolysis, carbon activation and power generation. Prior to joining the Company, Mr. Helekar spent eight years as an environmental consultant for Alton Geoscience, where he was primarily responsible for environmental audits, environmental energy and conversion of bio-waste to energy and chemicals.

     Scientific Advisory Board

     Victor F. Petrenko, Ph.D. Dr. Petrenko received a Masters Degree in Engineering Physics and Electronics from the Moscow Institute of Physics and Technology, Moscow, U.S.S.R. in 1970. He earned a Ph.D. in Experimental Physics from the Institute of Physical Problems, Academy of Science, Moscow, U.S.S.R. in 1974. Since 1991, D. Petrenko has worked as a Research Professor of Engineering at the Thayer School of Engineering, Dartmouth College. Dr. Petrenko has been closely involved with the research, development and patenting of the novel ice adhesion modification or "de-icing" technology recently acquired by the Company. Dr. Petrenko holds six U.S. and two International patents.

     Jagdish Dhawan, Ph.D. Dr. Dhawan received a Masters Degree in Chemical Engineering from the University of Kanpur, India in 1969. He earned a Ph.D. in Chemical Engineering from the University of Mississippi in 1974. Dr. Dhawan is a Professor at the University of South Alabama, where he has taught since 1983. From 1995 to 1998, he also served as a consultant to the Center for Legislative Energy & Environmental Research, Irving Texas. Dr. Dhawan is the primarily responsible for developing the Tires2Oil recycling process.

     Pawan Agarwal, Ph.D. Dr. Agarwal received his Ph.D. from the Department of Metallurgical and Materials Science and Engineering, University of Pittsburgh in 1975. He has been employed with Exxon-Mobil Chemical Company for the past 20 years, where he has held a variety of positions. Currently, he is oversees the research work of 12 scientists at the Baytown Polymers Center of Exxon-Mobil. Dr. Agarwal is known for his work in the field of rubber chemicals and polymers. He currently holds 33 U.S. patents.

     Nicholas D. Sylvester, Ph.D. Dr. Sylvester received his Ph.D. in Chemical Engineering from Carnegie-Mellon University in 1968. Since 1996, Dr. Sylvester has been employed as a professor of chemical engineering at the University of South Alabama, where he teaches at both graduate and undergraduate levels. He is also a special member of the College of Engineering Strategic Planning Committee. Prior to joining the University of South Alabama, Dr. Sylvester held numerous positions at the University of Akron and the University of Tulsa.

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

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears all Forms 3, 4 and 5 were timely filed.

--------------------------------------------------------------------------

                      ITEM 10.  EXECUTIVE COMPENSATION

--------------------------------------------------------------------------

    The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 2000 the end of the Registrant's last completed fiscal year).

                              Summary Compensation Table
                             ----------------------------

                                                  Long Term Compensation
                                                  ----------------------
               Annual Compensation                Awards           Payouts
               -------------------                ------           --------
                                         Other    Restri
Name and                                 Annual   -cted                     All
Principal                                Compen   Stock   Options  LTIP     Other
Position       Year    Salary   Bonus    -sation  Awards$ /SARS#            Payout
------------------------------------------------------------------------------------
Ehrenfried
 Liebich       2000    $ -0-    $ -0-    $129,956 $ -0-    52,666   -0-      -0-
CEO/Director   1999      -0-      -0-     169,573   -0-    52,696   -0-      -0-
               1998      -0-      -0-      72,806   -0-      -0-    -0-      -0-

Keith Fryer(1) 2000      -0-      -0-     132,750   -0-    36,259   -0-      -0-
President/COO/ 1999      -0-      -0-      95,000   -0-    36,198   -0-      -0-
Secretary/
Director       1998      -0-      -0-     105,000   -0-      -0-    -0-      -0-

John F.Pope(2) 2000      -0-      -0-      50,000   -0-    15,108   -0-      -0-
Vice President 1999      -0-      -0-      27,500   -0-    14,999   -0-      -0-
Treasurer/
Director       1998      -0-      -0-      30,000   -0-      -0-    -0-      -0-

------------------------------------------------------------------------------------

                                     26
     (1) In 2000, 1999 and 1998, Keith Fryer provided consulting services to the Company through Keith Fryer Associates California, Inc., his private consulting business. The salary figures represent amounts paid by the Company to Keith Fryer Associates California, Inc. These services were provided on terms at least as favorable as could have been negotiated with an independent third party.

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

Bonuses and Deferred Compensation

     The Company does not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by the Company at such time as deemed reasonable by the board of directors. The Company does not have a compensation committee, all decisions regarding compensation are determined by the board of directors.

Stock Option and Stock Appreciation Rights Plans

     On January 9, 2001, all persons holding stock options granted under The Quantum Group, Inc., 1999 Stock Option Plan, and The Quantum Group, Inc., 2000 Stock Option Plan surrendered those options and the Company canceled those stock option plans. On that same date, the Company implemented the Advanced Recycling Sciences Stock Option Plan and allocated 1,000,000 shares of common stock of the Company to be available for grants under the plan.

     In consideration of the option holders surrendering their outstanding options, the Company issued options under the Advanced Recycling Sciences, Inc. Stock Option Plan ("Replacement Options"). The Company agreed to waive the vesting schedule on all Replacement Options. The Company had granted options to purchase 146,321 and 153,168 restricted common shares respectively under the 1999 and 2000. This included options to purchase 52,696 shares and 52,666 shares granted to Ehrenfried Liebich, options to purchase 36,198 and 36,259 shares granted to Keith J. Fryer, and options to purchase 14,999 and 15,108 shares granted to John F. Pope in 1999 and 2000 respectively. These options were replaced with Replacement Options. The Replacement Options are exercisable at $0.79 per share. The Replacement Options expire on January 9, 2006. To date, none of the Replacement Options has been exercised.

     In addition to the Replacement Options, the Company granted additional options ("New Options") to purchase 143,480 restricted shares to its officers, directors, employees and consultants. The New Options are exercisable at $0.79 per share. The New Options vest and become exercisable six months from the grant date and expire five years from the date of grant. To date, none of the New Options have vested or been exercised.
The officers and directors received options as follows: Ehrenfried Liebich received an option to purchase 36,996 shares; Keith Fryer received an option to purchase 36,996 shares; John Pope received an option to purchase 30,389 shares.

                                     27

Option / SAR Grants


     Individual Grants

Name               Number of      % of Total     Exercise   Expiration   Grant
                   Securities     Options/SARs   or Base    Date         Date
                   Options/SARs   Granted to     Price                   Present
                   Granted        Employees      ($/share)               Value ($)
------------------------------------------------------------------------------------
Ehrenfried Liebich  142,358       32.14%         $0.79      2006         $112,463

Keith J. Fryer      109,453       24.71           0.79      2006           86,468

John Pope            60,496       13.66           0.79      2006           47,792

------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

-------------------------------------------------------------------------

     The following table sets forth as of March 28, 2001 the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 14,197,281 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Title of                                   Amount and Nature of    Percentage
Class        Name of Beneficial Owner      Beneficial Ownership    of Class
---------    ---------------------------   --------------------    ------------
Common       Ehrenfried Liebich            2,126,290(1)            16.69%
             14771 Myford Road
             Building B
             Tustin, California 90744

Common       Keith J. Fryer                614,621(2)               4.76%
             14771 Myford Road
             Building B
             Tustin, California 90744

                                          28
Common       John F. Pope (2)              49,607(3)                0.04%
             14771 Myford Road
             Building B
             Tustin, California 90744

Common       UTEK Corporation              2,377,153               16.68%
             202 South Wheeler Street
             Plant City, Florida 33566

------------------------------------------------------------------------------------
Common       All Officers and Directors
              as a Group:(4 persons)       2,790,518               19.58%
------------------------------------------------------------------------------------

(1) This includes options to purchase up to an additional 105,362 common shares within 60 days of the date of this Form 10-KSB.

(2) This includes 15,000 shares held of record by his three children and 37,666 held of record by Keith Fryer Associates, California, Inc., all of which he may be deemed to be a beneficial owner of. This figure also includes options to purchase up to an additional 272,455 common shares within 60 days of the date of this Form 10-KSB.

(3) This includes 19,500 shares which are held of record by John F. Pope, Inc. Mr. Pope may be deemed to be a beneficial owner of the shares because he has shared investment power of the shares. This figure also includes options to purchase up to an additional 30,107 common shares within 60 days of the date of this Form 10-KSB.

--------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------

     In August 1998 and January 1999, the Company loaned $30,000 and $10,000 respectively, to John Pope, a director and officer of the Company. Both notes are at an interest rate of 9% per annum. Both notes have been extended and are now due and payable on December 31, 2001. As of March 28, 2001, Mr. Pope had repaid $32,500. Mr. Pope may be deemed to have control over John F. Pope, Inc., in as much as he may be considered to have qualified investment power over the shares held by John F. Pope, Inc. Compensation paid to John F. Pope, Inc. is identified under the compensation table.

     In August 1999, the Company loaned $25,000 to Keith Fryer, a director and officer of the Company. The note is at an interest rate of 9% per annum. The due date of this note was extended to December 31, 2001. During March 2001, Mr. Fryer paid off the outstanding balance of the note. Keith Fryer, an officer and director of the Company, is the owner of Keith Fryer Associates California, Inc., ("KFA") a consultant to the Company. Compensation paid to KFA is identified under the compensation table.

     There were no other related party transactions during 2000.


                                     29

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------
(a)  Reports on Form 8-K.

     None.

(b)  Exhibits.  The following exhibits are included as part of this report:

     SEC Exhibit


Exhibit        Reference
Number         Number     Title of Document                      Location
-------        ---------  -----------------                      ---------
3.01           3          Articles of Amendment to the            Incorporated by
                          Articles of Incorporation               reference*

3.02           3          Articles of Incorporation               Incorporated by
                                                                  reference*

3.03           3          Bylaws                                  Incorporated by
                                                                  reference*

10.01          10         The Quantum Group, Inc., 2000           Attached
                          Stock Option Plan

10.02          10         Advanced Recycling Sciences,            Attached
                          Inc., 2001 Stock Option Plan

23.01          23         Consent of Accountant                   Attached

* Incorporated by reference from the Registrant's registration statement on Form 10-SB, as amended, filed with the Commission, SEC File No. 0-23812.



                                     30

--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


Dated: March 29, 2001                  Advanced Recycling Sciences, Inc.
                                       a Nevada corporation

                                       By: /s/ Keith J. Fryer
                                           ------------------
                                       Keith J. Fryer, President



DATE               NAME AND TITLE      SIGNATURE

March 29, 2001     Keith J. Fryer      By: /s/ Keith J. Fryer
                                           ------------------
                   President/COO/      Keith J. Fryer
                   Director/Secretary



March 29, 2001     John F. Pope        By: /s/ John F. Pope
                                           -----------------
                   Vice President/     John F. Pope
                   Treasurer/Director



31















             ADVANCED RECYCLING SCIENCES, INC. AND SUBSIDIARIES
            (Formerly The Quantum Group, Inc., and Subsidiaries)


                       CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 2000
                                     &
                             DECEMBER 31, 1999

/Letterhead/





                        Independent Auditors' Report
                       -----------------------------

Board of Directors
Advanced Recycling Sciences, Inc., and Subsidiaries
(Formerly The Quantum Group, Inc., and Subsidiaries)


We have audited the accompanying consolidated balance sheets of Advanced Recycling Sciences, Inc., and Subsidiaries (a California Corporation), as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Advanced Recycling Sciences, Inc., and Subsidiaries, as of December 31, 1999, were audited by other auditors whose report dated April 12, 2000, expressed an unqualified opinion on that statement.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Advanced Recycling Sciences, Inc., and Subsidiaries, as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000, in conformity with generally accepted accounting principles.


/S/ Crouch, Bierwolf & Associates

Salt Lake City, Utah
March 27, 2001
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                        Consolidated Balance Sheets
                                December 31

                                                       2000         1999
                                                   -----------   ----------
      Assets

Current Assets
--------------
  Cash                                             $   15,321  $   242,934
  Accounts Receivable                                  59,949      317,464
  Interest Receivable                                     722            -
  Inventory                                            37,528      139,469
  Equipment Inventory                               1,835,211            -
  Deposit                                              31,409      317,003
  Note & Interest Receivable - Officer                 34,000       69,253
  Prepaid Expenses                                    139,444       26,944
                                                   -----------  -----------
      Total Current Assets                          2,153,584    1,113,067

Property & Equipment
--------------------
  Furniture & Fixtures                                 33,339       66,780
  Equipment                                         1,732,639    1,414,664
  Vehicles                                             81,485       81,485
  Land                                                149,119      157,753
  Websites                                              9,650        9,650
                                                   -----------  -----------
      Total Property & Equipment                    2,006,232    1,730,332

      Less Accumulated Depreciation                  (416,809)    (144,221)
                                                   -----------  -----------
      Net Property & Equipment                      1,589,423    1,586,111

Other Assets
  License Rights                                      377,859      442,611
  Patent Rights                                     1,715,000            -
  Deposit                                                   -      687,487
                                                   -----------  -----------
      Other Assets                                  2,092,859    1,130,098
                                                   -----------  -----------
      Total Assets                                 $5,835,866  $ 3,829,276
                                                   ===========  ===========


                                 Continued
                                    F-3
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                         Consolidated Balance Sheets
                                December 31

                                                      2000         1999
                                                  -----------  -----------
      Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accrued Expenses                                 $    9,237  $    84,043
  Accounts Payable                                    452,088      653,517
  Notes Payable (Current Portion)                      98,953      272,240
  Interest on Note Payable                              3,637            -
  Customer Deposits                                         -      295,183
  Franchise Taxes Payable                                   -      103,548
                                                   -----------  -----------
      Total Current Liabilities                       563,915    1,408,531

Long Term Liabilities
---------------------
  Capital Lease                                        31,475       67,631
  Note Payable                                        605,937       10,198
                                                   -----------  -----------
      Total Long Term Liabilities                    637,412        77,829

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares Authorized;
   Par Value of $0.001 Per Share; 12,752,128 &
   9,033,123 Shares Issued and Outstanding             12,751        9,033
  Paid In Capital                                  11,128,925    6,692,776
  Accumulated Deficit                              (6,507,137)  (4,358,893)
                                                   -----------  -----------
      Total Stockholders' Equity                    4,634,539    2,342,916
                                                   -----------  -----------
      Total Liabilities & Stockholders' Equity     $5,835,866   $3,829,276
                                                   ===========  ===========


 The accompanying notes are an integral part of these financial statements
                                    F-4

            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                   Consolidated Statements of Operations
                      For the Years Ended December 31

                                                       2000         1999
                                                   -----------  -----------
Revenues
--------

  Equipment Sales                                  $   31,709  $         -
  Other Sales                                          82,003            -
  Other Income                                         83,115       17,821
                                                   -----------  -----------
      Total Revenues                                  196,827       17,821

      Cost of Sales                                   141,160          348
                                                   -----------  -----------
      Gross Profit                                     55,667       17,473

Expenses
--------
  Commission                                            4,249            -
  Depreciation                                        275,886      144,222
  Amortization                                         64,756       64,756
  Travel                                               91,161      167,274
  Professional Fees                                   239,823      210,483
  Office                                              115,293       97,356
  Rent & Utilities                                    152,539       71,242
  Administrative Expenses                             303,282      814,361
  Consultant Fees                                     793,890      715,663
  Interest                                             13,298       19,504
  Accounts Receivable Written Off                           -      347,220
  Options Issued Expense                               19,146       39,067
                                                   -----------  -----------
      Total Expenses                                2,073,323    2,691,148
                                                   -----------  -----------
      Net Income (Loss) From Operations            (2,017,656)  (2,673,675)




                                 Continued
                                    F-5

            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                    Consolidated Statements of Operations
                      For the Years Ended December 31

                                                       2000         1999
                                                   -----------  -----------

Other Income (Expenses)
-----------------------
  Interest Income                                  $      991  $    21,822
  Leasehold Abandonment                               (51,218)           -
                                                   -----------  -----------
      Total Other Income (Expense)                    (50,227)      21,822
                                                   -----------  -----------
      Net Income (Loss)
      Before Minority Interest                     (2,067,883)  (2,651,853)

Taxes & Minority Interest
  Provision for Taxes - Current                             -            -
  Minority Interest                                         -       (9,463)
                                                   -----------  -----------
      Total Taxes & Minority Interest                       -       (9,463)
                                                   -----------  -----------
      Net Income (Loss)                           $(2,067,883) $(2,642,390)
                                                   ===========  ===========
      Net (Loss) Per Share Before
      Extraordinary Items                          $    (0.21)  $    (0.30)

      Net (Loss) Per Share After
      Extraordinary Items                          $    (0.21)  $    (0.30)

  Weighted Average Shares Outstanding               9,940,519    8,670,366



 The accompanying notes are an integral part of these financial statements

                                    F-6




            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
              Consolidated Statements of Stockholders' Equity
                 From January 1, 1999 to December 31, 2000

                         Common Stock       Paid-In Comprehensive   Accumulated
                        Stock    Amount     Capital        Income       Deficit
                   -------------------------------------------------------------
Balance,
January 1, 1999     8,400,075  $  8,400  $6,018,287  $          -  $ (1,716,503)

Shares Issued
for Services
at $1.75 Per Share    363,178       363     635,480

Shares Issued
for Cash at
$1.75 Per Share       269,870       270     472,004

Cost of Shares
Issued                                     (472,062)

Options Issued                               39,067

Net Loss for
the Year Ended
December 31, 1999                                                    (2,642,390)
                   -------------------------------------------------------------
Balance,
December 31, 1999   9,033,123     9,033   6,692,776                  (4,358,893)

Shares issued
for Services at
$1.75 Per Share         1,515         2       2,649

Shares issued for
Patent Rights at
$1.75 Per Share       980,000       980   1,714,020

Shares issued for
Services at $0.78
Per Share              26,618        26      20,736

Shares issued for
Assets at $2.125
Per Share             577,386       577   1,226,368

Shares issued for
Services at $1.625
Per Share              10,000        10      16,240

Shares issued for
Cash at $1.00 Per
Share               1,510,970     1,511   1,509,459

Cost of Shares
Issued                                     (332,413)

                                 Continued
                                    F-7
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
              Consolidated Statements of Stockholders' Equity
                 From January 1, 1999 to December 31, 2000

                         Common Stock       Paid-In Comprehensive   Accumulated
                        Stock    Amount     Capital        Income       Deficit
                   -------------------------------------------------------------
Shares issued for
Services at
$1.75 Per Share        22,856        23      39,975

Shares issued for
Services at
$1.010 Per Share       40,000        40      40,360

Shares issued for
Services at
$0.687 Per Share       50,000        50      34,300

Shares issued for
Services at
$1.75 Per Share        11,428       473     117,835

Shares issued for
Conversion of Debt
at $0.250 Per Share   473,232       473     117,835

Shares issued for
Services at
$0.500 Per Share       15,000        15       7,485

Options Issued                               19,146

Foreign Currency
Translation                                               (80,361)

Net Loss for the
Year Ended
December 31, 2000                                                    (2,067,883)
                   -------------------------------------------------------------
Balance,
December 31, 2000  12,752,128  $ 12,751  $11,128,925  $  (80,361)  $ (6,507,137)
                   =============================================================



 The accompanying notes are an integral part of these financial statements
                                    F-8



            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                   Consolidated Statements of Cash Flows
                      For the Years Ended December 31

                                                           2000         1999
                                                     ------------- -------------
Cash Flows from Operating Activities
------------------------------------
 Net Profit or (Loss)                                $ (2,067,883) $ (2,642,390)
 Adjustments to Reconcile Net Profit
  or (Loss) to Net Cash:
   Write Off Accounts Receivable                                -       347,220
   Options Issued                                          19,146        39,067
   Amortization & Depreciation                            340,642       208,978
   Non Cash Expense                                       280,219       163,500
   Minority Interest                                            -         9,463
 Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Accounts Receivable              (33,748)    2,747,576
  (Increase) Decrease in Interest Receivable                  722             -
  (Increase) Decrease in Inventory                        101,941      (120,044)
  (Increase) Decrease in Deposit on Inventory             (31,409)      (13,982)
  (Increase) Decrease in Notes Receivable - Officer        35,253       (38,321)
  (Increase) Decrease in Prepaid Expense                 (112,500)      (26,504)
  (Increase) Decrease in Deposits                         687,487       755,717
  Increase (Decrease) in Accrued Expenses                 (74,806)     (366,041)
  Increase (Decrease) in Accounts Payable                (201,429)      (71,684)
  Increase (Decrease) in Interest on Notes Payable         (3,637)            -
  Increase (Decrease) in Customer Deposits               (295,183)   (1,897,779)
  Increase (Decrease) in Taxes Payable                   (103,548)            -
  (Increase) Decrease in Cash Pledged                           -         5,329
                                                     ------------- -------------
     Net Cash (Used) by Operating
     Activities                                        (1,458,733)     (836,692)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Fixed Assets & Intangibles                  (248,245)   (1,499,158)
                                                     ------------- -------------
     Net Cash Provided (Used) by
     Investing Activities                                (248,245)   (1,499,158)




                                 Continued
                                    F-9
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                     Consolidated Statements of Cash Flows
                         For the Years Ended December 31

                                                           2000         1999
                                                     ------------- -------------
Cash Flows from Financing Activities
------------------------------------
 Sale of Common Stock (Net)                          $  1,177,046  $    472,274
 Payment on Long Term Debt                                (31,250)            -
 Increase (Decrease) in Notes Payable                     333,569       324,566
                                                     ------------- -------------
  Net Cash Provided by Financing Activities             1,479,365       796,840
                                                     ------------- -------------
     Increase (Decrease) in Cash                         (227,613)   (1,539,010)

     Cash at Beginning of Period                          242,934     1,781,944
                                                     ------------- -------------
     Cash at End of Period                           $     15,321  $    242,934
                                                     ============= =============
Disclosures from Operating Activities
-------------------------------------
 Interest                                            $     13,298  $     19,504
 Taxes                                                          -             -

Significant Non Cash Transactions
---------------------------------

During 2000, the Company issued 177,417 shares of common stock in exchange for consulting services rendered. The cost of the services has been charged to operations, and additional paid-in capital has been increased by $181,734, representing the excess of the cost of the services over the par value of the common stock issued.

During the year, the company issued 1,557,386 shares of common stock to purchase fixed assets and intangibles. Additional paid-in capital has been increased by $2,940,388, representing the excess of the cost of the assets over the par value of the common stock.

On December 31, 2000, a stockholder of the company converted a note due to him of $118,308, for 473,232 shares of common stock. Accordingly, $117,735, representing the principal amount plus accrued interest has been transferred to additional paid-in capital.



 The accompanying notes are an integral part of these financial statements
                                    F-10
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                 Notes to Consolidated Financial Statements

NOTE 1 - Corporate History
--------------------------

The Company was organized on December 2, 1968, under the laws of the state of California as Acquatic Systems, Inc. On June 27, 1989, the Company merged with Country Maid, Inc., a Nevada Corporation, the Corporate domicile was changed to the state of Nevada. On September 18, 1992, the name of the Company was changed to The Quantum Group, Inc. On March 26, 2001, the Company filed an Amendment to the Articles of Incorporation changing it's name to Advanced Recycling Sciences, Inc. The Company is registered and qualified to do business in the state of California.

NOTE 2 - Significant Accounting Policies
----------------------------------------

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E. The inventory is stated at the lower of cost or market. The inventory is a single recycling system that the Company intends to sell as a system. The Company is currently pursuing several prospects to sell the system.
F.   Consolidation Policies:    The accompanying consolidated financial
     statements include the accounts of the company and its majority - owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
G.   Foreign Currency Translation / Remeasurement Policy:   Assets and
     liabilities that occur in foreign countries are recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line item in the equity section of the financial statements.
H.   Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
I Issuance of Subsidiary's Stock: The Company has elected to account for shares issued by its subsidiary as an equity transaction.
J. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                    F-11
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                 Notes to Consolidated Financial Statements

NOTE 2 - Significant Accounting Policies
----------------------------------------

K. As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans as a compensation cost when options were issued at equal to or more than fair market value.

NOTE 3 - Notes Payable
----------------------

The Company has the following notes payable obligations             2000
                                                               ------------
Note payable to bank due April 29, 2003, plus interest
  payable annually at 12.32%, secured by the equipment.        $    35,649
Note payable to bank due April 29, 2002, plus interest
  payable annually at 12.32%, secured by the equipment.             12,524
Various unsecured short term notes payable, non interest
  bearing, due on demand                                           170,250
Short term note payable to a Venture Capital Group,
  (Germany) 6% interest rate, due on demand                        424,740
                                                               ------------
     Total                                                         643,163
     Less Current Maturities                                        27,548
                                                               ------------
     Total Notes Payables                                      $   615,615
                                                               ============

Following are maturities of long-term debt for each of the next five years;

          2001        $ 622,538
          2002           19,065
          2003            1,560
          2004                -
          2005                -
                      ----------
          Total       $ 643,163
                      ==========

NOTE 4 - Operating Leases
-------------------------

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
       <Capital>

     Total Lease Commitments              Year       Amount
                                          2001    $  45,852
                                          2002        7,642
                                                  ----------
     Total                                        $  53,494
                                                  ==========
                                    F-12
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                  Notes to Consolidated Financial Statements

NOTE 5 - Depreciation
---------------------
The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs and accumulated depreciations at December 31, 2000 and 1999.

                           December 31,           Depreciation           Accumulated
                         2000        1999            Expenses           Depreciation
Assets                   Cost        Cost        2000      1999        2000       1999
---------------------------------------------------------------------------------------
Furniture &
 Fixtures          $   33,339 $    66,780  $   4,224  $   8,252  $  10,551   $   9,626
Equipment           1,732,639   1,414,664    252,148    121,900    374,048                    121,900
Vehicle                81,485      81,485     16,297     10,387     27,385      11,088
Website                 9,650       9,650      3,217      1,608      4,825       1,608
                   --------------------------------------------------------------------
  Balance          $1,857,113  $1,572,579  $ 275,886  $ 142,539  $ 416,809   $ 144,222
                   ====================================================================

NOTE 6 - Related Party Transactions
-----------------------------------

     In August 1998 and January 1999, the Company loaned $30,000 and $10,000 respectively, to John Pope, a director and officer of the Company. Both notes are at an interest rate of 9% per annum. Both notes have been extended and the balance of $15,000 is due and payable on December 31, 2001.

     In August 1999, the Company loaned $25,000 to Keith Fryer, a director and officer of the Company. The note is at an interest rate of 9% per annum. The due date of this note was extended and the balance of $19,000, is due and payable on December 31, 2001.

     There were no other related party transactions during 2000.

     The Company accrued and paid interest on the two notes during the 2000 year.

     In 2000, Officers of the Company loaned the Company a total of $64,000. The note is non interest bearing and is due on demand.



                                    F-13
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                       Notes to Financial Statements

NOTE 7 - Net Operating Loss Carryforward for Income Tax Purposes
----------------------------------------------------------------

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

<Caption

                  Year of                             Expiration
                    Loss              Amount                Date
                 --------          ----------         -----------
                    1992           $ 440,338                2007
                    1993                 -0-                2008
                    1994             198,818                2009
                    1995             782,181                2010
                    1996             241,809                2011
                    1997                 -0-                2017
                    1998              80,058                2018
                    1999           2,642,390                2019
                    2000           2,067,883                2020

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

                                                        2000          1999
                                                ------------- -------------
Current Tax Asset Value of Net Operating
Loss Carryforwards at Current Prevailing
Federal Tax Rate                                $  1,882,343  $  1,120,505
Evaluation Allowance                            (  1,882,343) (  1,120,505)
                                                ------------- -------------
     Net Tax Asset                              $          -  $          -
                                                ============= =============
     Current Income Tax Expense                 $          -  $          -
     Deferred Income Tax Benefit                           -             -


                                    F-14
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                 Notes to Consolidated Financial Statements

NOTE 8 - Options / Warrants for Purchase of Common Stock
--------------------------------------------------------
The Company has adopted two stock option incentive plans which provides for the grant of options to officers, consultants, and employees to acquire shares of the Company's common stock at a purchase price equal to or greater than fair market value as of the date of the grant. Options are exercisable six months after grant and expire five years from the date of the grant. The two plans adopted are for the years 1999 and 2000. Each plan calls for a total of 200,000 shares to be held for each plan. A summary of activity follows:

1999 Stock Option Plan                  2000                   1999
                              ---------------------- ----------------------
                                           Weighted               Weighted
                                  Number    Average     Number     Average
                                      Of   Exercise         of    Exercise
                                  Shares      Price     Shares       Price
                               ---------- ---------- ----------  ----------

Outstanding at beginning
 of year                         146,594  $    2.89          -   $       -
Granted                                -          -    146,594        2.89
Exercise                               -          -          -           -
Canceled                               -          -          -           -
                               ---------- ---------- ----------  ----------
Outstanding at end of year       146,594  $    2.89    146,594   $    2.89
                               ========== ========== ==========  ==========
Exercisable at end of year       146,594       2.89    146,594        2.89
                               ========== ========== ==========  ==========
2000 Stock Option Plan
                                           Weighted
                                  Number    Average
                                      Of   Exercise
                                  Shares      Price
                               ---------- ----------
Outstanding at beginning
 of year                               -  $       -
Granted                          153,168       2.61
Exercise                               -          -
Canceled                               -          -
                               ---------- ----------
Outstanding at end of year       153,168  $    2.61
                               ========== ==========
Exercisable at end of year       153,168       2.61
                               ========== ==========
Compensation expense of $19,146 was recognized in the year 2000 and $39,067 in 1999.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
                                                       2000         1999
                                                    ----------   ----------
     Risk-free interest rate                             9.0%        8.38%
     Dividend yield                                        0%           0%
     Volatility                                           50%          50%
     Average expected term (years to exercise date)       1/2          1/2
                                                    ----------   ----------
                                    F-15

            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                 Notes to Consolidated Financial Statements

NOTE 9 - Options / Warrants for Purchase of Common Stock
--------------------------------------------------------

Employee stock options outstanding and exercisable under these plans as of December 31, 2000 were:

                                   Outstanding                Exercisable
                         ---------------------------   --------------------
2000 Stock Option Plan:
                                              Weighted
                                               Average
                                  Weighted   remaining            Weighted
              Range of             Average Contractual             Average
              Exercise            Exercise        Life            Exercise
                 Price   Options     Price      (Years)  Options     Price
              --------- --------- ---------   --------- --------- ---------
              $   2.89   146,594   $ 2.625        3.91   146,594  $   0.89
Employee stock options outstanding and exercisable under these plans as of
December 31, 1999 were:
                                   Outstanding                Exercisable
                         ---------------------------   --------------------
1999 Stock Option Plan:
                                              Weighted
                                               Average
                                  Weighted   remaining            Weighted
              Range of             Average Contractual             Average
              Exercise            Exercise        Life            Exercise
                 Price   Options     Price      (Years)  Options     Price
              --------- --------- ---------   --------- --------- ---------
              $   2.89   146,594   $ 2.625        3.91   146,594  $   0.89

NOTE 10 - Other Comprehensive Income/Loss
-----------------------------------------
As of January 1, 1999, the Company adopted Statement of Financial
Accounting Standards  (SFAS) No., 130, "Reporting Comprehensive Income".
SFAS No., 130, establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders'
equity.  SFAS No., 130 requires other comprehensive income to include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gain or loss from available-for-sale securities.

A summary of the components of other comprehensive income for the year ended December 31, 2000 is as follows;

                                        Before-Tax      Income    After-Tax
                                            Amount         Tax       Amount
                                        ----------  ----------   ----------
Foreign Currency Translation            $  80,631   $       -    $  80,631
Net change in unrealized gain (loss)
  on available-for-sale securities              -           -            -
                                        ----------  ----------   ----------
Other Comprehensive Income              $  80,631   $       -    $  80,631
                                        ==========  ==========   ==========

                                    F-16

            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                       Notes to Financial Statements

NOTE 11 - Capital Leases
------------------------

The Company is the lessee of a 1999 Isuzu Truck under a capital lease expiring September 30, 2004. The assets and liabilities under this lease are recorded at the fair market value of the asset. The asset is depreciated over the related lease term. Deprecation of the asset under capital lease is included in depreciation expense for 2000.

Minimum future lease payments under capital leases as of December 31, 2000, for each of the next five year and in the aggregate are:

     2001                               $   9,499
     2002                                   9,499
     2003                                   9,499
     2004                                   7,124
     2005                                       -
                                        ----------
     Total Lease Payments               $  35,621
     Less Amount Representing Interest     (4,720)
                                        ----------
     Net Lease Payments                 $  30,901
                                        ==========

NOTE 12 - Net Earnings (Loss) Per Share
---------------------------------------

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common shares are based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the year ended December 31, 2000 and 1999.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

     Common shares outstanding during the entire period          9,940,519
     Weighted-average shares paid for, but not
       issued during the period.                                         -
                                                               ------------
     Weighted-average number of common shares used in
       basic EPS                                                 9,940,519
       dilutive effect of options                                        -
                                                               ------------
     Weighted-average number of common shares and dilutive
       potential common shares used in diluted EPS               9,940,519
                                                               ============

     Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended December 31, 2000.

            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                 Notes to Consolidated Financial Statements

NOTE 12 - Equipment Inventory
-----------------------------

During 2000, the Company purchased the equipment of Fonds Concepts (Atzendorf) through the issuance of 577,386 shares of Quantum Group's common stock, and the application of deposits on inventory. Equipment inventory of $1,835,211 shown on the balance sheet as a current asset represents the inventory acquired that is expected to be placed in service at the Poseidon Products GmbH tire recycling facility in Penkun, Mecklenburg-Vorpommerm. The Company anticipates that the assets will be placed in service, and the plant will be fully operational during 2001.

NOTE 13 - Patent Rights
-----------------------

On May 24, 2000, the Company purchased the patent rights to the Tires2Oil technology. This technology was acquired from UTEK Corporation by issuing 980,000 shares of Quantum Group, Inc's common stock. Patent rights of $1,715,000 shown on the balance sheet as a non current asset represents the rights acquired to the technology that will be used in the future.

NOTE 14 - SuperCollider  Impact 500 Technology
----------------------------------------------

During 1997, the Company worked on the in-house development of a compact SuperCollider machine designed to take large mesh size crumb rubber produced by the EGS System and buffings from tire retreading and pulverize it into fine powder in order to open up several new markets. These markets include extrusion products, press products and products combining super-fine crumb and plastic. The Company finalized the engineering for the SuperCollider and concluded the development, prototype work and initial performance testing during 1998 and early 1999. After testing the initial prototype, the Company decided not to sell the SuperCollider into the market until a number of improvements could be made. During 1999, the Company made those improvements and began additional testing. The first SuperCollider was installed and operational at the Donovan Correctional Facility. It has now been removed and the Company anticipates it will be shipped and installed at the Poseidon Facility.

NOTE 15 - License Rights
------------------------

The Company is currently renegotiating its exclusive worldwide license agreement with Faru GmbH., Dresden, Germany ("Faru"). Faru is the patent holder of the REVULCON(R) technology. This technology enables the production of high density, smooth finish rubber moldings and extrusions, including new tires, by adding REVULCON(R) compound. This is done by a process of devulcanizing the rubber, returning it to a state where it can be utilized in new products and re-vulcanized. The reactivated rubber waste can be processed without further additives to rubber products like mats, plates, solid rubber tires, components for fall protection, elements for sound and vibration deadening, blocking and insulating layers against heat and moisture. Profiles and other goods can be made by extrusion or injection molding when the revulcanized rubber is mixed with fresh rubber or plastics. While there are other companies developing and marketing competing technology, the REVULCON(R) technology is the only one that does not introduce or use of chemicals in its process.

            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                 Notes to Consolidated Financial Statements

NOTE 15 - License Rights
------------------------

The cost and associated amortization of the rights of the license is as follows;

                                     License   Amortization    Accumulated
Licensor                                Cost   Expense 2000   Amortization
--------------------------------------------------------------------------
Rothbury                         $   497,547     $   49,756    $   232,189
Faru GmbH                            150,000         15,000         37,500
                                 ------------------------------------------
     Total                       $   647,547     $   64,756    $   269,689
                                 ==========================================

NOTE 16 - Joint Venture
-----------------------

Poseidon Products GmbH. ("Poseidon") was established by the Company jointly with SteG, a German Government sponsored company. Through Poseidon, the Company will finish construction of and operate a tire recycling facility in Penkun, in the state of Mecklenburg-Vorpommern. This facility will produce crumb rubber and manufacture a wide range of value-added aftermarket products using technologies licensed or developed by the Company.

Ground breaking on the Poseidon facility occurred on September 17, 1998. Site improvements were begun and foundations for the plant were commenced. Due to difficulties in securing an accompanying bank to sponsor the project, construction of the facility has been delayed. The Company continues to negotiate funding for the facility with several German banks, and hopes to have funding in place during the second quarter of 2001. The Company has obtained extensions on both the EU grants and the low interest funding commitment from the government of the state of Mecklenburg-Vorpommern.

Poseidon currently has an office in Penkun and is developing a marketing plan to introduce and sell its manufactured products in Germany and Europe. Assuming sufficient funding is obtained, the Company believes the Poseidon facility will be completed and operational by early next year. The Company expects to have a clearer understanding as to when the Poseidon facility will be finished and operational by the end of the second quarter of 2001.

As the Poseidon facility will incorporate much of the tire recycling equipment and technology the Company has to offer, the Company intends to use the Poseidon facility as a showcase for future full scale tire recycling plants.

            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                 Notes to Consolidated Financial Statements

NOTE 17 - Legal Proceedings
---------------------------

The litigation between Eurectec and Tyre's Ecology S.r.l., in the Court in Pistoia, Italy, is ongoing. The next hearing scheduled in this matter has been set for January 10, 2002. The parties are currently attempting to negotiate a settlement in this matter.

The Company has initiated a lawsuit against Veplas Manuracturing, Ltd., and is seeking the return of the purchase price of equipment. The Company claims misrepresentation on the acidity and performance of the equipment purchased from Veplas. Veplas has made various counterclaims against the Company. These claims include a claim for $27,081, which Veplas claims is the balance due pursuant to the Agreement signed between the parties, a claim for $2,387 for shipping costs paid by Veplas on the Company's behalf; and unspecified claims for costs for special damages. The Company refutes Veplas' counterclaims and will continue to pursue this matter.

NOTE 18 - Principles of Consolidation
-------------------------------------
In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued for fiscal year beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131, effective with the fiscal years ended December 31, 1998. Adoption of SFAS No. 131 did not have a material impact on the Company's financial statements.

The Company's subsidiaries are as described as follows;

     Quantum Environmental Solutions & Techonologies, Inc., (QEST)
     -------------------------------------------------------------

     QEST is a wholly owned subsidiary of Advanced Recycling Sciences, Inc. QEST was established pursuant to the laws of the State of Nevada on April 21, 1997. QEST was put into active operations during the fourth quarter of 1999. The primary responsibility of QEST is the marketing and sales of tire recycling and aftermarket product equipment systems.

     Advanced Surfacing Technologies, Inc.  ("AST")
     ----------------------------------------------

     AST was incorporated in Nevada in May 1997 as Quantum Modified Asphalt Xcetera, Inc., a wholly owned subsidiary of the Company. The name was changed to Advanced Surfacing Technologies, Inc., in March 2001.

            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                 Notes to Consolidated Financial Statements

NOTE 18 - Principles of Consolidation
-------------------------------------

     The Company believes there are opportunities in the asphalt paving industry. Among those opportunities, is a potentially large market for crumb rubber to be used in producing crumb rubber modified ("CRM") asphalt paving. This will include the use of specialized mobile equipment for the mixing of crumb rubber and asphalt at hot mix plants, overseeing technology transfer programs to international clients, on-site project management and seminars to educate both public and private sector engineers about the Company's products and services. Through AST, the Company will seek to exploit these opportunities. AST will also research, develop and market other technologies in the asphalt paving industry, including the worldwide exclusive licence to certain ground surface applications of a novel ice adhesion modification or "de-icing" technology the Company received when it acquired Technology Development, Inc., from UTEK Corporation, http://www.utekcorp.com.

     Technology Development, Inc.  ("TDI")
     -------------------------------------

     TDI was acquired by the Company in February 2001. TDI will be absorbed into AST, which will oversee the development and, if appropriate, commercialization of the ground surface de-icing technology.

     Tires2Oil, Inc.
     ---------------

     Tires2Oil, Inc., is a wholly owned subsidiary of the Company. Tires2Oil(TM) was formed as a Nevada corporation on January 17, 2001. The primary responsibility of Tires2Oil(TM) will be the continued research, development and exploitation of certain super critical fluid ("SCF") tire recycling technology recently acquired by the Company. The SCF technology is used to break down tires into a clean form of synthetic crude oil which can be easily upgraded in existing oil refineries. This technology has been proven on a table top scale. Tires2Oil(TM) will focus its initial efforts into determining whether this technology can be feasible on a commercial scale.

     Advanced Environmental Technologies, Limited ("AET")
     ----------------------------------------------------

     AET is a wholly owned subsidiary of the Company. AET was incorporated pursuant to the laws of the province of Alberta, Canada on April 21, 1997 as QEST Industries, Inc. The Company changed the name in March 2001. AET will provide engineering support services to tire recycling facilities in both North and South America. These services will be provided via the Company's strategic alliance with Sultech Engineering, a Calgary based engineering concern. The Company pays Sultech on an as needed, job by job basis.

            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                 Notes to Consolidated Financial Statements

NOTE 18 - Principles of Consolidation
-------------------------------------

     QCAL, Inc.
     ----------

     "QCAL" is a wholly owned subsidiary of The Quantum Group, Inc. QCAL rescinded its joint venture agreement with the State of California Department of Corrections ("CDC") and has closed down its tire crumbing facility at the Richard J. Donovan Correctional Facility at Rock Mountain in San Diego County, California ("Donovan Correctional Facility"). QCAL made the decision to close down the San Diego plant due to insufficient funds to purchase all of the equipment necessary to manufacture crumb rubber products and the fact that the installation of the appropriately sized granulator for shredding and granulating tires proved to be impractical at the prison facility. In July 2000, Thomas Driscoll resigned as an officer of the Company. QCAL has completed its exit from the Donovan Correctional Facility, and all obligations of the Company relative thereto have been satisfied in full.

     The Company plans to ship the Press and the C3000 granulator installed at the Donovan Correctional Facility to Germany to be installed at the Posiedon Facility.

     With the completion of its exit from the Donovan Correctional Facility, the Company anticipates it will discontinue all operations in its QCAL subsidiary.

     Modified Asphalt Technologies, Inc. ("MAT")
     -------------------------------------------

      In January 2001, the Company and MAT mutually agreed to rescind the MAT Purchase Agreement entered into by the parties in January 2000. The Company no longer owns any interest in MAT.

     Eurectec, Inc.  ("Eurectec")
     ----------------------------

     Eurectec is a wholly owned subsidiary of The Quantum Group, Inc. Through Eurectec, the Company entered into a certain license agreement with CISAP SpA of Italy. Unfortunately, CISAP could not provide equipment that operated to its represented specifications. As a result, the Company no longer markets or sells CISAP equipment, nor does it intend to do so in the future. The Company is currently involved in litigation with CISAP.
Beyond dealing with the CISAP litigation, the Company anticipates little, if any business will be transacted through Eurectec in the future.