Form 10QSB
period 2001-03-31
ADVANCED RECYCLING SCIENCES INC
filed 2001-05-15
CIK 921450

United States
                    Securities and Exchange Commission
                           Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
     March 31, 2001                                        0-23812

                     ADVANCED RECYCLING SCIENCES, INC.
          (Exact name of registrant as specified in its charter)

                                  NEVADA
                                 --------
       (State or other jurisdiction of incorporation or organization

                                95-4255962
                                -----------
                   (I.R.S. Employer Identification No.)

          Park Irvine Business Center, 14771 Myford Road, Suite B
         --------------------------------------------------------
                             Tustin, CA 92780
                             -----------------
                 (Address of principal executive offices)

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

       Common stock, par value $.001; 15,348,770 shares outstanding as of May 14, 2001


                                                                      Page
                                                                    -------

PART I.  FINANCIAL INFORMATION


 1.  Consolidated Financial Statements

     Consolidated Balance Sheet as of March 31, 2001 and
     December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . .F-3

     Consolidated Statement of Operations for the three months
     ended March 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . .F-5

     Consolidated Statement of Changes to Stockholder's
     Equity for the three months ended March 31, 2001. . . . . . . . . .F-6

     Statement of Consolidated Cash Flows for the three
     months ended March 31, 2001 and 2000. . . . . . . . . . . . . . . .F-8

     Notes to Unaudited Consolidated Financial Statements. . . . . . . F-10


 2.  Management Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . 11

PART II.  OTHER INFORMATION


 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 14


 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 14


 3.  Default upon Senior Securities. . . . . . . . . . . . . . . . . . . 15


 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 15


 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 15


 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 15



                      PART I - FINANCIAL INFORMATION


 1.  FINANCIAL STATEMENTS
                                                                     (F-3)
            Advanced Recycling Sciences, Inc. and Subsidiaries
                              Balance Sheets
                          March 31, 2001 and 2000
                                (UNAUDITED)

                                                 March       March     December
                                              31, 2001    31, 2000     31, 2000
                                            ----------- -----------  -----------
                                  ASSETS
Current Assets
--------------

Cash                                        $  186,230  $  136,667   $   15,321
Accounts Receivable                             98,326     407,327       59,949
Interest Receivable                                722           -          722
Inventory                                        2,909     175,990       37,528
Equipment Inventory                          1,838,050           -    1,835,211
Deposit                                         31,409     317,003       31,409
Note & Interest Receivable - Officer             9,179      71,347       34,000
Prepaid Expenses                               134,468      26,944      139,444
                                            ----------- -----------  -----------

     Total Current Assets                    2,301,293   1,135,278    2,153,584

Property and Equipment - Net
----------------------------

Furniture and Fixtures                          19,543      52,596       22,789
Equipment                                    1,285,739   1,231,719    1,358,590
Vehicles                                        50,027      66,323       54,100
Land                                           149,119     157,753      149,119
Web Sites                                       15,364       9,168        4,825
                                            ----------- -----------  -----------
     Total Property and Equipment            1,519,792   1,517,559    1,589,423

Other Assets
------------

License Rights                                 361,667     426,422      377,859
Patent Rights                                4,065,000           -    1,715,000
Deposit                                              -     687,487            -
Goodwill                                             -      81,200            -
                                            ----------- -----------  -----------
     Total Other Assets                      4,426,667   1,195,109    2,092,859
                                            ----------- -----------  -----------
     TOTAL ASSETS                           $8,247,752  $3,847,946   $5,835,866
                                            =========== ===========  ===========



                          See Accompanying Notes

                                                                      (F-4)
            Advanced Recycling Sciences, Inc. and Subsidiaries
                        Balance Sheets -Continued-
                          March 31, 2001 and 2000
                                (UNAUDITED)

                                                 March       March     December
                                              31, 2001    31, 2000     31, 2000
                                            ----------- -----------  -----------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------

Accrued Expenses                            $    5,254  $   66,506   $    9,237
Accounts Payable                               334,934     602,153      452,088
Notes Payable                                        -     272,240       98,953
Interest on Notes Payable                            -           -        3,637
Customer Deposits                                    -     485,897            -
Franchise Tax Payable                                -     103,548            -
Payroll Taxes Payable                           14,728      22,437            -
Sales Tax Payable                                2,447       2,375            -
Current Maturities                                   -      16,925            -
                                            ----------- -----------  -----------
     Total Current Liabilities                 357,363   1,572,081      563,915

Long Term Liabilities
---------------------
Capital Lease                                   31,475      81,089       31,475
Notes Payable                                  717,884      12,720      605,937
Less Current Maturities                              -     (16,925)           -
                                            ----------- -----------  -----------
     Total Long Term Liabilities               749,359      76,884      637,412

Stockholders' Equity
--------------------

  Common Stock 50,000,000 Shares
   Authorized; Par Value of
   $0.001 Per Share
     15,348,770, 9,084,672 and
     12,752,128 Shares Issued
     and Outstanding                            15,348       9,085       12,751
  Paid In Capital                           14,122,196   7,211,199   11,128,925
  Accumulated Deficit                       (6,996,514) (5,021,303)  (6,507,137)
                                            ----------- -----------  -----------
     Total Stockholders' Equity              7,141,030   2,198,981    4,634,539
                                            ----------- -----------  -----------
     TOTAL LIABILITIES &
     STOCKHOLDERS' EQUITY                   $8,247,752  $3,847,946   $5,835,866
                                            =========== ===========  ===========


                          See Accompanying Notes

                                                                      (F-5)
            Advanced Recycling Sciences, Inc., and Subsidiaries
                          Statement of Operations
            For the Three Months Ended March 31, 2001 and 2000
                                (UNAUDITED)

                                                Three       Three       Twelve
                                               Months      Months       Months
                                                Ended       Ended       Ended
                                                March       March      December
                                              31, 2001    31, 2000     31, 2000
                                            ----------- -----------  -----------
Revenues
--------

Equipment Sales                             $        -  $        -   $   31,709
Product Sales                                   50,495     101,332       82,003
Other Income                                         -       6,882       83,115
                                            ----------- -----------  -----------

     Total Revenues                             50,495     108,214      196,827

     Cost of Sales                              34,619      59,091      141,160
                                            ----------- -----------  -----------
     Gross Profit                               15,876      49,123       55,667

Expenses
--------

Commissions                                      1,924           -        4,249
Depreciation                                    79,449      68,830      275,886
Amortization                                    16,189      16,189       64,756
Travel                                          21,388      35,375       91,161
Professional Fees                               93,041      31,860      239,823
Office                                          26,941      47,602      115,293
Rent & Utilities                                20,278      30,927      152,539
Administrative Expenses                         84,940     273,973       33,282
Consultant Fees                                146,656     171,777      793,890
Interest                                           119           -       13,298
Options Issued Expense                          15,000      35,000       19,146
                                            ----------- -----------  -----------

     Total Expenses                            505,925     711,533    2,073,323

     Net Income (Loss) From Operations        (490,049)   (662,410)  (2,017,656)


                          See Accompanying Notes

                                                                      (F-6)
            Advanced Recycling Sciences, Inc. and Subsidiaries
                     Statement of Shareholders' Equity
                  From January 1, 2000 to March 31, 2001
                                (UNAUDITED)

                                                                Compre-
                                     Common Stock    Paid In    hensive  Accumulated
                                Stock      Amount    Capital     Income      Deficit
                          -----------------------------------------------------------
Balance,
January 1, 2000             9,033,123       9,033  6,692,776          -   (4,358,893)

Shares Issued for
Services at $1.75
Per Share                       1,515           2      2,649

Shares Issued for
Patent Rights at
$1.75 Per Share               980,000         980  1,714,200

Shares Issued for
Services at $.078
Per Share                      26,618          26     20,736

Shares Issued for
Assets at $2.125
Per Share                     577,386         577  1,226,368

Shares Issued for
Services at $1.625
Per Share                      10,000          10     16,240

Shares Issued for
Cash at $1.00 Per
Share                       1,510,970       1,511  1,509,459

Cost of Shares
Issued                                              (332,413)

Shares issued for
Services at $1.75
Per Share                      22,856          23     39,975

Shares issued for
Cash at $1.010 Per
Share                          40,000          40     40,360

Shares issued for
Services at $0.687
Per Share                      50,000          50     34,200

                           See Accompanying Notes

                                                                      (F-7)
             Advanced Recycling Sciences, Inc. and Subsidiaries
                     Statement of Shareholders' Equity
                   From January 1, 2000 to March 31, 2001
                                (UNAUDITED)

                                                                Compre-
                                     Common Stock    Paid In    hensive  Accumulated
                                Stock      Amount    Capital     Income      Deficit
                          -----------------------------------------------------------
Shares issued for
Cash at $0.25 Per
Share                          11,428         473    117,835

Shares issued for
Conversion of Debt
at $0.25 Per Share            473,232         473    117,835

Shares issued for
Cash at $0.50 Per
Share                          15,000          15      7,485

Options Issued                                        19,146

Foreign Currency
Translation                                                     (80,361)

Net Loss for the
Year Ended
December 31, 2000                                                         (2,067,883)
                          -----------------------------------------------------------
Balance,
December 31, 2000          12,752,128      12,751 11,128,925    (80,361)  (6,507,137)

Shares issued for
cash at $0.55 per
share                       1,150,489       1,150    629,718

Shares issued for
Patent Rights at
$1.37 per share             1,446,153       1,446  2,348,554

Options Issued                                        15,000

Net loss for the
Three Months Ended
March 31, 2001                                                              (489,377)
                          -----------------------------------------------------------
Balance,
March 31, 2001             15,348,770    $ 15,347 $14,122,197  $(80,361) $(6,996,514)
                          ===========================================================

                           See Accompanying Notes

                                                                      (F-8)
            Advanced Recycling Sciences, Inc., and Subsidiaries
                          Statement of Cash Flows
             For the Three Months Ended March 31, 2001 and 2000
                                (UNAUDITED)

                                                   Three         Three        Twelve
                                                  Months        Months        Months
                                                   Ended         Ended         Ended
                                                   March         March      December
                                                31, 2001      31, 2000      31, 2000
                                            ------------- ------------- -------------
Cash Flows from Operations
--------------------------

Net Profit or (Loss)                          $ (489,377)   $ (662,410)  $(2,067,883)
Adjustments to Reconcile Net profit
or (Loss) to Net Cash
  Options Issued                                  15,000             -        19,146
  Amortization and Depreciation                   95,638        85,019       340,642
  Non Cash Expenses                                    -             -       280,219

Changes in Operating Assets & Liabilities

  (Increase) Decrease in Accounts Receivable     (38,377)      (89,863)      (33,748)
  (Increase) Decrease in Interest Receivable           -             -           722
  (Increase) Decrease in Inventory                34,619       (36,521)      101,941
  (Increase) Decrease in Deposit on Inventory          -             -       (31,409)
  (Increase) Decrease in Equipment Inventory      (2,839)            -             -
  (Increase) Decrease in Notes Receivable
    - Officer                                     24,851        (2,092)       35,253
  (Increase) Decrease in Prepaid Expense           4,976             -      (112,500)
  (Increase) Decrease in Deposits                      -             -       687,487
  Increase (Decrease) in Accrued Expenses         (3,983)      (17,537)      (74,806)
  Increase (Decrease) in Accounts Payable       (117,154)      (51,364)     (201,429)
  (Decrease) Increase in Interest on Notes
   Payable                                        (3,637)            -        (3,637)
  (Decrease) Increase in Customer Deposits             -       190,714      (295,183)
  Increase (Decrease) in Taxes Payable                 -             -      (103,548)
  Increase (Decrease) In Payroll Taxes Payable    14,728        22,437             -
  Increase (Decrease) in Sales Tax Payable         2,447         2,375             -
                                            ------------- ------------- -------------

     Net Cash Provided (Used) by
     Operating Activities                       (463,108)     (559,242)   (1,458,733)



                           See Accompanying Notes

                                                                      (F-9)
            Advanced Recycling Sciences, Inc., and Subsidiaries
                    Statement of Cash Flows -Continued-
             For the Three Months Ended March 31, 2001 and 2000
                                (UNAUDITED)

                                                   Three         Three        Twelve
                                                  Months        Months        Months
                                                   Ended         Ended         Ended
                                                   March         March      December
                                                31, 2001      31, 2000      31, 2000
                                            ------------- ------------- -------------

Cash Flows from Investing Activities
------------------------------------

  Purchase of Fixed Assets                  $     (9,845) $          -  $   (248,245)
                                            ------------- ------------- -------------
     Net Cash Provided (Used) by
     Investing Activities                         (9,845)            -      (248,245)

Cash Flows from Financing Activities
------------------------------------

  Sale of Common Stock                           630,868       518,475     1,177,046
  Payment of Long Term Debt                            -             -       (31,250)
  Increase (Decrease) in Notes Payable            12,994        15,980       333,569
                                            ------------- ------------- -------------

     Net Cash Provided (Used) by
     Financing Activities                        643,862       534,455     1,479,365
                                            ------------- ------------- -------------

     Increase (Decrease) in Cash                 170,909       (24,787)     (227,613)

     Cash at Beginning of Period                  15,321       242,934       242,934
                                            ------------- ------------- -------------
     Cash at End of Period                  $    186,230  $    218,147  $     15,321
                                            ============= ============= =============

Disclosures from Operating Activities
  Interest                                  $        119  $          -  $          -
  Taxes                                                -             -        19,504

The Company issued 1,446,153 shares of common stock for the purchase of the patent rights to the Delcing Technology.

                                                                     (F-10)
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                 Notes to Consolidated Financial Statements

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

NOTE 2 - Significant Accounting Policies
----------------------------------------

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E. The inventory is stated at the lower of cost or market. The inventory is a single recycling system that the Company intends to sell as a system. The Company is currently pursuing several prospects to sell the system.
F.   Consolidation Policies:    The accompanying consolidated financial
     statements include the accounts of the company and its majority - owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
G.   Foreign Currency Translation / Remeasurement Policy:   Assets and
     liabilities that occur in foreign countries are recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line in the equity section of the financial statements.
H.   Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
I. Issuance of Subsidiary's Stock: The Company has elected to account for shares issued by its subsidiary as an equity transaction.
J. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                                                                     (F-11)

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

     General
     -------
     Advanced Recycling Sciences, Inc., ("ARS " or the "Company") f.k.a. The Quantum Group, Inc., is in the business of developing innovative products and technologies in the environmental and recycling industries, with specific emphasis on scrap tire rubber recycling. The Company has developed a website that can be viewed at http://www.arsciences.com. The website allows visitors to access an overview of the Company's activities, obtain market information for the Company's trading stock and view the Company's EDGAR filings. The Company also has a portal website, http://www.tirerecycling.com.

     Liquidity and Capital Resources
     -------------------------------
     As of March 31, 2001, the Company had cash on hand of $186,230. The Company raised $630,868 during the three months ended March 31, 2001 in a Regulation S offering. This is the initial funding for a 2001 Regulation S offering. The 2001 Regulation S offering is anticipated to raise a total of between $1,500,000 and $2,500,000 depending on market conditions. The Company also has a commitment with an overseas investment banking firm with whom the Company has a long term relationship to raise $800,000 either through a private placement of shares in its subsidiary, Tires2Oil, Inc., or a Regulation S offering of the Company's common stock to be determined upon finalization of a definitive underwriting agreement. The majority of the funds from this offering will be used for the building of the pilot plant for the Tires2Oil technology. The proceeds from this private placement are anticipated during the second and third quarter of 2001. The Company is in discussion with several domestic investment banking firms regarding raising additional funds. This funding, should it materialize, would be used to implement the Company's business development strategy.

     Results of Operations
     ---------------------

     Comparison of the three months ended March 31, 2001 and the three months ended March 31, 2000.

     The Company generated a loss of $489,377 in the quarter ended March 31, 2001, compared to a loss of $662,410 for the quarter ended March 31, 2000. This $173,033 (26%) reduction in loss is a result of general reductions in General and Administrative expenses and the closing of the Company's subsidiary operation in San Diego, California. The Company had no significant sales in either year. The Company had $50,495 in crumb rubber sales for the three months ended March 31, 2001. The Company had $108,214 in revenue for the three months ended March 31, 2000. The crumb rubber sales in 2001 are essentially the disposition of the inventory remaining after the closing of the San Diego facility, and as such, will not be repeated. No revenue from license fees was generated in either the quarter ended March 31, 2001 or 2000. Due to the emphasis on technology transfer, no license fee income is anticipated until a full scale Tires2Oil plant is operational. Construction of such a plant will not begin until and unless the pilot plant proves successful.

     Historically, the majority of the Company's equipment sales were recorded when equipment was shipped and title passed to the buyer. Typical sales were by letter of credit, with the funds released by the bank when the equipment was placed for shipment with the carrier. Historically, payment for the Company's equipment sales have been made on the basis of 10% due at the time of sale, 80% due on shipment of the equipment and 10% due on the completion of installation. This has resulted in the Company receiving its revenue in large lump sums at irregular intervals rather than smaller amounts at frequent intervals. Equipment purchased for the use of a subsidiary or joint venture is recorded as a purchase of assets with no revenue or inter-company profit generated upon the transfer to the operating entity. The Company revised its equipment sales approach during 2000. In the future, the Company will receive fees for the design, configuration and specification of certain pieces of equipment. The sale will be made directly from the specified supplier to the client. The manufacturer will warrant its equipment directly to the buyer. In addition to the acquisition of the Tires2Oil technology and the de-icing technology the Company's future revenue generation activities are now more focused on technology transfer than equipment sales. While these technologies are being developed, the Company intends to concentrate its efforts in two complementary aspects of the crumb rubber industry. The Company intends to construct complete crumb rubber manufacturing plants in California and Germany. Through its subsidiary, Advanced Surfacing Technologies, Inc., the Company will develop specialized Crumb Rubber modified (CRM) asphalt blending technology and equipment for the contracting industry.

     Net cash used in operations was $463,106 during the three months ended March 31, 2001 compared to $559,242 in the three months ended March 31, 2000. The primary use of cash was the funding of the net operating loss of $489,377 for the quarter ended March 31, 2001. This was also the case in 2000, where the operating loss was $662,410. During the first quarter 2001, Accounts Receivable increased by $38,377, Inventory decreased $34,619 and Accounts Payable where reduced by $117,154. Cash used in operations in 2000 was affected by an increase in Accounts Receivable of $89,019. Additionally, Inventory increased by $39,521, Customer Deposits decreased by $190,714, and Accounts Payable where reduced by $89,019 during the 2000 first quarter.

                                     12

     Depreciation Expense of $79,449 for the three months ended December 31, 2001, exceeds the 2000 expense of $68,830 by $11,619. This is due to the equipment purchased and manufactured for the QCAL operation.

     Travel expenses of $21,388 for the quarter ended March 31, 2001, decreased by 39% or $13,987 compared to $35,375 for the quarter ended March 31, 2000. This decrease is due to eliminating marketing activities in support of the QCAL operation.

     Professional fees increased from $31,860 for the three months ended March 31, 2000, to $93,041 for the comparable 2001 quarter. This increase is due, primarily, to the legal activities regarding patents and related matters for both the Tires2Oil license and the purchase of the de-icing technology license in the first quarter of 2001. Additionally, legal support for the Company's current and in-formation overseas joint venture was increased, as these projects move closer to maturity.

     Office expense of $26,941 for the three months ended March 31, 2001, is a $20,661 decrease from the 2000 expenses of $47,602 for the same quarter. This decrease is primarily due to discontinuation of the QCAL operation in the first half of 2000.

     Administrative expenses of $84,940 for the three months ended March 31, 2001, are significantly lower than the $273,973 for the comparable 2000 period. This reduction is due to closing the San Diego operation in mid year 2000, and cessation of QCAL marketing activities.

     Consulting expenses of $146,656 for the three months ended March 31, 2001 decreased from the three months ended March 31, 2000 expense of $171,777. This decrease is primarily timing differences, and is not, necessarily, a downward trend.

     Options expense of $19,146 was recognized in 2000 as a result of the Board of Directors approval of the 2000 employee incentive stock option program. Options expense of $15,000 was recognized in the three months ended March 31, 2001, for the 2001 employee incentive stock option program. The year 2001 expense is less than the 2000 expense due to the reduced price of the Company's stock.



                                     13

                        PART II - OTHER INFORMATION


 1.  Legal Proceedings

     There were no significant changes in the Company's litigation with Tyre's Ecology S.r.l., during the quarter ended March 31, 2001.

     There were no significant changes in the Company's litigation with Veplas Manufacturing LTD., during the quarter ended March 31, 2001.


 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued since the Company's last quarterly report for the quarter ended March 31, 2001.

     On January 9, 2001, the Company issued options to purchase up to 442,969 shares of restricted common stock to certain officers, directors, employees and consultants of the Company. Some of the options were issued in exchange for said officers, directors, employees and consultants surrendering options previously issued to them by the Company. The Company received no cash for issuing these options. These options were issued pursuant to exemptions from registration under Section 3 and Section 4(2) of the Securities Act of 1933.

     On February 19, 2001, the Company issued 1,446,153 restricted common shares to UTEK Corporation to acquire Technology Development, Inc., a wholly owned subsidiary of UTEK. The Company received no cash for these
shares.    The shares were issued pursuant to an exemption from
registration under Section 4(2) of the Securities Act of 1933.

          During the quarter ended March 31, 2001, the Company sold 1,150,489 shares of its common stock to non United States persons in Asia. The Company received $638,068 from the sale of the shares. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     In March 2001, the Company issued warrants to May Davis, Inc., to purchase up to 499,984 shares of restricted common stock. At the time of issuance, warrants to purchase 347,216 shares vested immediately. The remainder vests at a rate 13,888 per month for the ensuing 11 months. The warrants expire one August 1, 2006. The warrants are exercisable at a $1.50 per share. The warrant agreement grants May Davis piggy-back registration rights beginning on August 1, 2001 and expiring on August 1,

                                     14

2006. The warrants were issued in exchange for investment banking and strategic financial planning services to be rendered by May Davis to the Company for an eighteen month period beginning August 1, 2001. The warrants were not offered or sold in any public offering. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. No cash was received by the Company.


 3.  Defaults upon Senior Securities

     None


 4.  Submission of Matters to a Vote of Security Holders

     In January 2001, in accordance with the Company's Articles of Incorporation, its Bylaws and Section 78.325 of the Nevada Revised Statutes, the shareholders, by written shareholder consent without a meeting approved the following actions: 1) that the Company amend its Articles of Incorporation to effect a name change to Advanced Recycling Sciences, Inc.; 2) in connection with the name change, the Company obtain a new CUSIP number and a new trading symbol, "ARYC." The Company received 7,619,603 votes in favor of the above actions. No votes were cast against the actions.


 5.  Other Information

     Bay Area Recycling, Inc. The Company continues to negotiate the terms of a definitive agreement with Shen Gang Development Limited to jointly develop a crumb rubber manufacturing facility called Bay Area Recycling to be located in Northern California. The Company expects to have a definitive agreement in place in the near future.


 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2001.

     (B) Exhibits. The following exhibits are included as part of this report:

     None.



                                     15

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Advanced Recycling Sciences, Inc.

May 14, 2001                         /s/ Keith J. Fryer
                                     ------------------
                                     Keith J. Fryer
                                     President and Chief Operating Officer



May 14, 2001                         /s/ John F. Pope
                                     ----------------
                                     John F. Pope
                                     Vice President, Finance
                                     Chief Accounting Officer