Form 10KSB/A
period 2000-12-31
ADVANCED RECYCLING SCIENCES INC
filed 2001-05-17
CIK 921450

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-KSB/A

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

                       Commission File Number 0-23812

                     ADVANCED RECYCLING SCIENCES, INC.
                --------------------------------------------
                 Formerly known as The Quantum Group, Inc.
               (Name of small business issuer in its chapter)

     Nevada                                              95-4255962
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

Park Irvine Business Center
14771 Myford Road, Suite B Tustin, California                      92780
---------------------------------------------                     --------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (714) 508-1470
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

The issuer's revenue for its most recent fiscal year was: $196,827.

The aggregate market value of the issuer's voting stock held as of March 28, 2001, by non-affiliates of the issuer was $10,617,225.75.

As of March 28, 2001, issuer had 14,197,281 shares of its $.001 par value common stock outstanding.

Transitional Small Busines     Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: none
              Advanced Recycling Sciences, Inc., and Subsdiairies
               Formerly The Quantum Group, Inc., and Subsidiaries
Amended Annual Report on Form 10-KSB for the Year ended December 31, 2000

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

                                   PART I

--------------------------------------------------------------------------

                                  FORWARD

--------------------------------------------------------------------------

     This Form 10-KSB/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB/A that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.

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
    Technology Sales                  Engineering                 Product Sales
        Division                      Department                    Division

    Full Circle Tire           Technology Development              Crumb Rubber
     Recycling Systems           Project Management              & Product Sales
       and Solutions             System Engineering
-------------------------    ---------------------------   --------------------------
                                          |
                                          |
                                          |
                                          |
   -------------------------------------    ------------------  ------------------
       Advanced             Poseidon             Bay Area         Tires2Oil, Inc.
        Surfacing           Products            Recycling,
  Technologies, Inc.         GmbH                   Inc.

     Crumb Rubber            Tire &            Tire Recycling        Producing
   Modified Asphalt        Industrial           Crumb Rubber        High Grade
       Paving &              Rubber              Production          Petroleum
      Technology            Recycling                               and Activated
       Transfer             Product                                  Carbon Iron
       De-Icing          Manufacturing                              Scrap Tires
      Technology
   -------------------------------------    ------------------  ------------------




                                     4

Company Subsidiaries
--------------------

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

     Poseidon Products GmbH. ("Poseidon") was established by the Company jointly with SteG, a German Government sponsored company. In September 2000, the Company returned to SteG its original investment in Poseidon Products in exchange for SteG's interest in Poseidon, making Poseidon a wholly owned subsidiary in the Company.

     Through Poseidon, the Company will finish construction of and operate a tire recycling facility in Penkun, in the state of Mecklenburg-
Vorpommern. This facility will produce crumb rubber and manufacture a wide range of value-added aftermarket products using technologies licensed or developed by the Company.

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

     Tires2Oil, Inc. is a wholly owned subsidiary of the Company. Tires2Oil was formed as a Nevada corporation on January 17, 2001. The primary responsibility of Tires2Oil will be the continued research, development and exploitation of certain super critical fluid ("SCF") tire recycling technology recently acquired by the Company. The SCF technology is used to break down tires into a clean form of synthetic crude oil which can be easily upgraded in existing oil refineries. This technology has been proven on a table top scale. Tires2Oil will focus its initial efforts into determining whether this technology can be feasible on a commercial scale.

     The Company recently hired Sudheer Helekar to serve as a project director. He will oversee the development and construction of the Tires2Oil pilot plant. The Company has also contracted with Dr. William Farone of Applied Power Concepts, Inc., of Anaheim, California to develop the commercial processes and equipment for the Tires2Oil pilot plant.

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

     REVULCON  - Revulc 300 Technology
     ---------------------------------

     The Company is currently renegotiating its exclusive worldwide license agreement with Faru GmbH., Dresden, Germany ("Faru"). Faru is the patent holder of the REVULCON technology. This technology enables the production of high density, smooth finish rubber moldings and extrusions, including new tires, by adding REVULCON compound. This is done by a process of devulcanizing the rubber, returning it to a state where it can be utilized in new products and re-vulcanized. The reactivated rubber waste can be processed without further additives to rubber products like mats, plates, solid rubber tires, components for fall protection, elements for sound and vibration deadening, blocking and insulating layers against heat and moisture. Profiles and other goods can be made by extrusion or injection molding when the revulcanized rubber is mixed with fresh rubber or plastics. While there are other companies developing and marketing competing technology, the REVULCON technology is the only one that does not introduce or use of chemicals in its process.

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



     Tires2Oil(TM) Super Critical Fluid Process

     In June 2000, the Company acquired the exclusive worldwide licensing rights to certain Super Critical Fluid ("SCF-Oil ") tire recycling technology developed and patented by the University of South Alabama. Through a simple one-step process, this technology can be used to produce synthetic crude oil which can easily be upgraded in existing oil refineries. In addition to synthetic crude oil, the process also produces carbon black, which has a number of manufacturing uses or with further processing can be converted to activated carbon used in water and air purification system technologies. The Company believes this technology will provide another environmentally conscious means of recycling scrap tires.

     Based on preliminary laboratory results achieved at the University of South Alabama, this SCF-Oil process appears to be capable of producing significantly more oil per ton of processed tires than currently existing processes such as pyrolsis. The Company believes this technology, unlike currently existing technologies, represents the first commercially feasible tires to oil recycling process. To date, this technology has been demonstrated only in the laboratory.

     The Company intends to continue development of this technology. The Company has begun ordering equipment for the establishment of a pilot plant to be used to develop firm criteria and product data for enabling the construction of full scale production plants. The estimated cost of establishing this pilot plant is $1,000,000 This will be accomplished through the Company's Tires2Oil subsidiary. Once the Company has a firm understanding of the criteria, data, and production specifications, Tires2Oil will market and license this technology worldwide. The Company may also seek to set up its own full scale production plants. The current estimated cost of building a full scale production plant is between $11,000,000 and $13,000,000.

Research and Development

     During the past year the Company's primary efforts were employed in the evaluation and due diligence associated with the acquisition of the Tires2Oil and de-icing technologies via our strategic alliance with UTEK Corporation. Therefore, the Company did not expend significant resources in research and development during fiscal year 2000. With the acquisition of these new technologies, the Company anticipates incurring significantly greater expenses for research and development during fiscal year 2001.

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


                                     13

     The Company is a member of a number of associations related to the tire, rubber and recycling industries including the Rubber Pavements Association located in Mesa, Arizona, the International Tire and Retreading Association, headquartered in Louisville, Kentucky (ITRA), ETRA (the "European Tire Recycling Association") headquartered in Paris, France and is a founding member of the International Recycling Federation located in Bonn, Germany. In addition, the Company is listed in the Scrap Tire Users Directory, an Recycling Research Institue annual publication which is a business reference guide to the tire recycling industry.

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


                                     13

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


                                     14

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

	                                 BID PRICES          ASK PRICES
                                   HIGH      LOW       HIGH      LOW
1999
First Quarter ended March 31       4.25      3.0625     .50      3.375
Second Quarter ended June 30       3.125     2.50      3.50      2.875
Third Quarter ended Sept. 30       3.25      2.65625   3.375     3.00
Fourth Quarter ended Dec. 31       3.00      1.4375    3.15625   1.5625

2000
First Quarter ended March 31       2.50      1.25      2.75      1.4375
Second Quarter ended June 30       2.50      1.25      2.6875    1.375
Third Quarter ended Sept. 30       2.125      .78125   2.25       .96875
Fourth Quarter ended Dec. 31       1.6875     .4375    1.78125    .59375


                                     16

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

     On December 31, 2000, a non United States person in Germany converted a Company note due him of $118,308 for 473,232 shares of Company common stock. The share were valued at $.25 per share and were delivered in February and March 2001. These shares were issued pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the conversion originated, the Company reasonably believed the noteholder was outside of the United States and was not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will it engage in any "Directed Selling Efforts" and reasonably believes the noteholder has not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the noteholder acquired the securities for its own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

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

--------------------------------------------------------------------------

                   ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------


Liquidity and Capital Resources

     As of December 31, 2000, the Company had cash on hand of $15,321. The Company raised $1,177,046 during 2000 in a Regulation S offering. The Company anticipates an additional $500,000 to $600,000 will be received at the end of March, 2001, as the initial receipt of funds for a 2001 Regulation S offering. The 2001 Regulation S offering is anticipated to raise a total of between $1,500,000 and $2,500,000 depending on market conditions. The Company also has a commitment with a overseas investment banking firm with whom the Company has a long term relationship to raise $800,000 either through a private placement of shares in its subsidiary, Tires2Oil, Inc., or a Regulation S offering of the Company's common stock to be determined upon finalization of a definitive underwriting agreement. The majority of the funds from this offering will be used for the building of the pilot plant referred to in the Company Subsidiary section and the Products section of this form 10K-SB. The proceeds from this private placement are anticipated during the second quarter of 2001. The Company is in discussion with several domestic investment banking firms regarding raising additional funds. This funding, should it materialize, would be utilized to implement the Company's business development strategy.

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

     Customer deposits decreased upon applying the deposits to invoices upon the completion of installation and testing at customer sights. Deposits with vendors decreased as the deposits were applied to the Company's liability upon installation and upon receipt of equipment for the QCAL San Diego facility


                                     21
     Inventory consists of purchased crumb rubber on site at the Company's QCAL San Diego facility. This crumb was purchased from Mexico to provide safety stock raw materials and to facilitate crumb rubber re-sales prior the San Diego facility reaching full capacity production.

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

--------------------------------------------------------------------------

                       ITEM 7.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------

     The following financial statements of the Company are filed as a part of this report:

     Report of Crouch, Bierwolf & Associates, Certified Public Accountants;
          Balance Sheets as of December 31, 2000 and December 31, 1999; Statements of Operations for the years ended December 31, 2000 and 1999;
          Statements of Stockholders' Equity from January 1, 1999 to
            December 31, 2000;
          Statements of Cash Flows for the years ended December 31, 2000, and 1999;
          Notes to Financial Statements.

     There are no financial statement schedules included as part of this report. The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB/A.

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


                                     27

                              Summary Compensation Table
                             ----------------------------

                                                  Long Term Compensation
                                                  ----------------------
               Annual Compensation                Awards           Payouts
               -------------------                ------           --------
                                         Other    Restri
Name and                                 Annual   -cted                     All
Principal                                Compen   Stock   Options  LTIP     Other
Position       Year    Salary   Bonus    -sation  Awards$ /SARS#            Payout
------------------------------------------------------------------------------------
Ehrenfried
 Liebich       2000    $ -0-    $ -0-    $129,956 $ -0-    52,666   -0-      -0-
CEO/Director   1999      -0-      -0-     169,573   -0-    52,696   -0-      -0-
               1998      -0-      -0-      72,806   -0-      -0-    -0-      -0-

Keith Fryer(1) 2000      -0-      -0-     132,750   -0-    36,259   -0-      -0-

President/COO/ 1999      -0-      -0-      95,000   -0-    36,198   -0-      -0-
Secretary/
Director       1998      -0-      -0-     105,000   -0-      -0-    -0-      -0-

John F.
 Pope (2)      2000      -0-      -0-      50,000   -0-    15,108   -0-      -0-
Vice President 1999      -0-      -0-      27,500   -0-    14,999   -0-      -0-
Treasurer/
Director       1998      -0-      -0-      30,000   -0-      -0-    -0-      -0-

------------------------------------------------------------------------------------

     (1) In 1998 and 1999, Keith Fryer provided consulting services to the Company through Keith Fryer Associates California, Inc., his private consulting business. The salary figures represent amounts paid by the Company to Keith Fryer Associates California, Inc. These services were provided on terms at least as favorable as could have been negotiated with an independent third party.

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

Stock Option and Stock Appreciation Rights Plans

     On January 9, 2001, all persons holding stock options granted under The Quantum Group, Inc., 1999 Stock Option Plan, and The Quantum Group, Inc., 2000 Stock Option Plan surrendered those options and the Company canceled those stock option plans. On that same date, the Company implemented the Advanced Recycling Sciences Stock Option Plan and allocated 1,000,000 shares of common stock of the Company to be available for grants under the plan.
                                     28
     In consideration of the option holders surrendering their outstanding options, the Company issued options under the Advanced Recycling Sciences, Inc. Stock Option Plan ("Replacement Options"). The Company agreed to waive the vesting schedule on all Replacement Options. The Company had granted options to purchase 146,321 and 153,168 restricted common shares respectively under the 1999 and 2000. This included options to purchase 52,696 shares and 52,666 shares granted to Ehrenfried Liebich, options to purchase 36,198 and 36,259 shares granted to Keith J. Fryer, and options to purchase 14,999 and 15,108 shares granted to John F. Pope in 1999 and 2000 respectively. These options were replaced with Replacement Options. The Replacement Options are exercisable at $0.79 per share. The Replacement Options expire on January 9, 2006. To date, none of the Replacement Options has been exercised.

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

                                     29
-------------------------------------------------------------------------

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


Title of                                                      Amount and Nature of
Class       Name of Beneficial Owner     Beneficial Ownership Percentage of Class
---------   ---------------------------  -------------------- ---------------------
Common      Ehrenfried Liebich           2,126,290(1)         16.69%
            14771 Myford Road
            Building B
            Tustin, California 90744

Common      Keith J. Fryer               614,621(2)            4.76%
            14771 Myford Road
            Building B
            Tustin, California 90744

Common      John F. Pope (2)             49,607(3)            0.04%
            14771 Myford Road
            Building B
            Tustin, California 90744

Common      UTEK Corporation             2,377,153            16.68%
            202 South Wheeler Street
            Plant City, Florida 33566

------------------------------------------------------------------------------------

Common      All Officers and Directors
             as a Group:(4 persons)      2,790,518            19.58%

------------------------------------------------------------------------------------

(1) This includes options to purchase up to an additional 105,362 common shares within 60 days of the date of this Form 10-KSB/A.
(2) This includes 15,000 shares held of record by his three children and 37,666 held of record by Keith Fryer Associates, California, Inc., all of which he may be deemed to be a beneficial owner of. This figure also includes options to purchase up to an additional 272,455 common shares within 60 days of the date of this Form 10-KSB/A.
(3) This includes 19,500 shares which are held of record by John F. Pope, Inc. Mr. Pope may be deemed to be a beneficial owner of the shares because he has shared investment power of the shares. This figure also includes options to purchase up to an additional 30,107 common shares within 60 days of the date of this Form 10-KSB/A.

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

3.02           3          Articles of Incorporation         Incorporated by
                                                            reference*

3.03           3          Bylaws                            Incorporated by
                                                            reference*

10.01          10         The Quantum Group, Inc., 2000     Attached
                          Stock Option Plan


10.02          10         Advanced Recycling Sciences,      Attached
                          Inc., 2001 Stock Option Plan

23.01          23         Consent of Accountant             Attached

* Incorporated by reference from the Registrant's registration statement on Form 10-SB, as amended, filed with the Commission, SEC File No. 0-23812.
                                     31

--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


Dated: May 14, 2001                    Advanced Recycling Sciences, Inc.
                                       a Nevada corporation

                                       By: /s/ Keith J. Fryer
                                           ------------------
                                       Keith J. Fryer, President



DATE               NAME AND TITLE      SIGNATURE

May 14, 2001       Keith J. Fryer      By: /s/ Keith J. Fryer
                                           ------------------
                   President/COO/      Keith J. Fryer
                   Director/Secretary



May 14, 2001       John F. Pope        By: /s/ John F. Pope
                                           -----------------
                   Vice President/     John F. Pope
                   Treasurer/Director



                                    32















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

                             DECEMBER 31, 2000
                                     &
                             DECEMBER 31, 1999

/Letterhead/





                        Independent Auditors' Report
                       -----------------------------

Board of Directors
Advanced Recycling Sciences, Inc., and Subsidiaries
(Formerly The Quantum Group, Inc., and Subsidiaries)


We have audited the accompanying balance sheets of Advanced Recycling Sciences, Inc., and Subsidiaries (a California Corporation), as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. The financial statements of Advanced Recycling Sciences, Inc., and Subsidiaries, as of December 31, 1999, were audited by other auditors whose report dated April 12, 2000, expressed an unqualified opinion on those
statements.   Our responsibility is to express an opinion on these
financial statements based on our audit.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Advanced Recycling Sciences, Inc., and Subsidiaries, as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000, in conformity with generally accepted accounting principles.


/S/ Crouch, Bierwolf & Associates

Salt Lake City, Utah
March 27, 2001
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
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
                                                   ===========  ===========

                                 Continued
                                    F-3
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                               Balance Sheets
                                December 31

                                                     2000          1999
                                                  -----------  -----------
      Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accrued Expenses                                 $    9,237  $    84,043
  Accounts Payable                                    452,088      653,517
  Notes Payable (Current Portion)                      98,953      272,240
  Interest on Note Payable                              3,637            -
  Customer Deposits                                         -      295,183
  Franchise Taxes Payable                                   -      103,548
                                                   -----------  -----------
      Total Current Liabilities                       563,915    1,408,531

Long Term Liabilities
---------------------
  Capital Lease                                        31,475       67,631
  Note Payable                                        605,937       10,198
                                                   -----------  -----------
      Total Long Term Liabilities                    637,412        77,829

Stockholders' Equity
--------------------
  Common Stock 50,000,000 Shares Authorized;
   Par Value of $0.001 Per Share; 12,752,128 &
   9,033,123 Shares Issued and Outstanding             12,751        9,033
  Paid In Capital                                  11,128,925    6,692,776
  Accumulated Deficit                              (6,507,137)  (4,358,893)
                                                   -----------  -----------
      Total Stockholders' Equity                    4,634,539    2,342,916
                                                   -----------  -----------
      Total Liabilities & Stockholders' Equity     $5,835,866  $ 3,829,276
                                                   ===========  ===========


 The accompanying notes are an integral part of these financial statements
                                    F-4

            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
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



                                 Continued
                                    F-5

            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
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



 The accompanying notes are an integral part of these financial statements

                                    F-6




            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                     Statements of Stockholders' Equity
                 From January 1, 1999 to December 31, 2000

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

                                 Continued
                                    F-7
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                     Statements of Stockholders' Equity
                 From January 1, 1999 to December 31, 2000

                          Common Stock      Paid-In Comprehensive   Accumulated
                        Stock    Amount     Capital        Income       Deficit
                   -------------------------------------------------------------
Shares issued for
Services at
$1.75 Per Share        22,856        23      39,975

Shares issued for
Services at
$1.010 Per Share       40,000        40      40,360

Shares issued for
Services at
$0.687 Per Share       50,000        50      34,300

Shares issued for
Services at
$1.75 Per Share        11,428       473     117,835

Shares issued for
Conversion of Debt
at $0.250 Per Share   473,232       473     117,835

Shares issued for
Services at
$0.500 Per Share       15,000        15       7,485

Options Issued                               19,146

Foreign Currency
Translation                                               (80,361)

Net Loss for the
Year Ended
December 31, 2000                                                    (2,067,883)
                   -------------------------------------------------------------
Balance,
December 31, 2000  12,752,128  $ 12,751  $11,128,925 $    (80,361)  $(6,507,137)
                   =============================================================



 The accompanying notes are an integral part of these financial statements
                                    F-8



            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                          Statements of Cash Flows
                      For the Years Ended December 31

                                                           2000         1999
                                                    ------------- -------------
Cash Flows from Operating Activities
------------------------------------
 Net Profit or (Loss)                                $ (2,067,883) $ (2,642,390)
 Adjustments to Reconcile Net Profit
  or (Loss) to Net Cash:
   Write Off Accounts Receivable                                -       347,220
   Options Issued                                          19,146        39,067
   Amortization & Depreciation                            340,642       208,978
   Non Cash Expense                                       280,219       163,500
   Minority Interest                                            -         9,463
 Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Accounts Receivable              (33,748)    2,747,576
  (Increase) Decrease in Interest Receivable                  722             -
  (Increase) Decrease in Inventory                        101,941      (120,044)
  (Increase) Decrease in Deposit on Inventory             (31,409)      (13,982)
  (Increase) Decrease in Notes Receivable - Officer        35,253       (38,321)
  (Increase) Decrease in Prepaid Expense                (112,500)       (26,504)
  (Increase) Decrease in Deposits                         687,487       755,717
  Increase (Decrease) in Accrued Expenses                 (74,806)     (366,041)
  Increase (Decrease) in Accounts Payable                (201,429)      (71,684)
  Increase (Decrease) in Interest on Notes Payable         (3,637)            -
  Increase (Decrease) in Customer Deposits               (295,183)   (1,897,779)
  Increase (Decrease) in Taxes Payable                   (103,548)          -0-
  (Increase) Decrease in Cash Pledged                           -         5,329
                                                     ------------- -------------
     Net Cash (Used) by Operating
     Activities                                        (1,458,733)     (836,692)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Fixed Assets & Intangibles                  (248,245)   (1,499,158)
                                                     ------------- -------------

     Net Cash Provided (Used) by
     Investing Activities                                (248,245)   (1,499,158)




                                 Continued
                                    F-9
            Advanced Recycling Sciences, Inc., and Subsidiaries
            (Formerly The Quantum Group, Inc., and Subsidiaries)
                    Statements of Cash Flows -Continued-
                For the Years Ended December 31, 2000, 1999

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

Scheduled below are the assets, costs and accumulated depreciations at December 31, 2000 and 1999.

                           December 31,      Depreciation         Accumulated
                         2000      1999         Expenses          Depreciation
Assets                   Cost      Cost      2000      1999      2000      1999
--------------------------------------------------------------------------------
Furniture &
 Fixtures          $   33,339 $   66,780  $  4,224  $  8,252  $ 10,551 $   9,626
Equipment           1,732,639  1,414,664   252,148   121,900   374,048   121,900
Vehicle                81,485     81,485    16,297    10,387    27,385    11,088
Website                 9,650      9,650     3,217     1,608     4,825     1,608
                   -------------------------------------------------------------
  Balance          $1,857,113 $1,572,579  $275,886  $142,539  $416,809  $144,222

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

                                                        2000          1999
                                                ------------- -------------
Current Tax Asset Value of Net Operating
Loss Carryforwards at Current Prevailing
Federal Tax Rate                                $  1,882,343  $  1,120,505
Evaluation Allowance                            (  1,882,343) (  1,120,505)
                                                ------------- -------------
     Net Tax Asset                              $          -  $          -
     Current Income Tax Expense                 $          -  $          -
     Deferred Income Tax Benefit                           -             -


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

1999 Stock Option Plan                  2000                   1999
                               --------------------- ----------------------
                                           Weighted               Weighted
                                  Number    Average     Number     Average
                                      Of   Exercise         of    Exercise
                                  Shares      Price     Shares       Price
                               ---------- ---------- ----------  ----------

Outstanding at beginning
 of year                         146,594  $    2.89          -   $       -
Granted                                -          -    146,594        2.89
Exercise                               -          -          -           -
Canceled                               -          -          -           -
                               ---------- ---------- ----------  ----------
Outstanding at end of year       146,594  $    2.89    146,594   $    2.89
                               ========== ========== ==========  ==========
Exercisable at end of year       146,594       2.89    146,594        2.89
                               ========== ========== ==========  ==========
2000 Stock Option Plan                  2000
                               ---------------------
                                           Weighted
                                  Number    Average
                                      Of   Exercise
                                  Shares      Price
                               ---------- ----------
Outstanding at beginning
 of year                               -  $       -
Granted                          153,168       2.61
Exercise                               -          -
Canceled                               -          -
                               ---------- ----------
Outstanding at end of year       153,168  $    2.61
                               ========== ==========
Exercisable at end of year       153,168       2.61
                               ========== ==========

Compensation expense of $19,146 was recognized in the year 2000 and $39,067 in 1999.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
                                                       2000         1999
                                                    ----------   ----------
     Risk-free interest rate                             9.0%        8.38%
     Dividend yield                                        0%           0%
     Volatility                                           50%          50%
     Average expected term (years to exercise date)       -            -
                                                    ----------   ----------

                                      F-15

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

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

     Common shares outstanding during the entire period          9,940,519
     Weighted-average shares paid for, but not
       issued during the period.                                         -
                                                               ------------
     Weighted-average number of common shares used in
       basic EPS                                                 9,940,519
       dilutive effect of options                                        -
                                                               ------------
     Weighted-average number of common shares and dilutive
      potential common shares used in diluted EPS                9,940,519
                                                               ============

     Shares form the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended December 31, 2000.

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

     Tires2Oil, Inc.
     ---------------

     Tires2Oil, Inc., is a wholly owned subsidiary of the Company. Tires2Oil was formed as a Nevada corporation on January 17, 2001. The primary responsibility of Tires2Oil will be the continued research, development and exploitation of certain super critical fluid ("SCF") tire recycling technology recently acquired by the Company. The SCF technology is used to break down tires into a clean form of synthetic crude oil which can be easily upgraded in existing oil refineries. This technology has been proven on a table top scale. Tires2Oil will focus its initial efforts into determining whether this technology can be feasible on a commercial scale.

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