Form 10QSB
period 2001-06-30
ADVANCED RECYCLING SCIENCES INC
filed 2001-08-14
CIK 921450

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
     June 30, 2001                                           0-23812

                     ADVANCED RECYCLING SCIENCES, INC.
                     ----------------------------------
           (Exact name of registrant as specified in its charter)

                                   NEVADA
                                  --------
       (State or other jurisdiction of incorporation or organization

                                 95-4255962
                               -------------
                    (I.R.S. Employer Identification No.)

              Park Irvine Business Center, 14771 Myford Road,
                          Suite B Tustin, CA 92780
             -------------------------------------------------
                  (Address of principal executive offices)

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

            X   Yes        No
          ------      -----

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

        Common stock, par value $.001; 15,756,620 shares outstanding as of June 30, 2001
                                                                      Page
                                                                     ------
PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet as of June 30, 2001
          and 2000 and December 31, 2000 . . . . . . . . . . . . . . . .F-3

          Consolidated Statement of Income for the three
          months and six months ended June 30, 2001 and 2000 . . . . . .F-5

          Consolidated Statement of Changes to Stockholder's
          Equity From January 1, 2000 to June 30, 2001 . . . . . . . . .F-7

          Statement of Consolidated Cash Flows for the three
          months and six months ended June 30, 2001 and 2000 . . . . . .F-9

          Notes to Unaudited Consolidated Financial Statements . . . . F-11

     Item 2.  Management Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . 12

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 16

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . 16

     Item 3.  Default upon Senior Securities . . . . . . . . . . . . . . 17

     Item 4.  Submission of Matters to a Vote of Security Holders. . . . 17

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . 17

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 17


                       PART I - FINANCIAL INFORMATION

                                                                    (F-3)
Item 1.  Financial Statements

            Advanced Recycling Sciences, Inc., and Subsidiaries
                               Balance Sheets
                           June 30, 2001 and 2000
                                (UNAUDITED)

                                               June         June      December
                                             30, 2001     30, 2000    31, 2000
                                           -----------  ----------- -----------

                                     Assets

Current Assets
--------------

  Cash                                     $   14,736  $    14,237  $   15,321
  Accounts Receivable                          79,760      413,981      59,949
  Interest Receivable                             722            -         722
  Inventory                                     2,909      133,649      37,528
  Equipment Inventory                       1,838,050            -   1,835,211
  Deposit                                      31,409      317,003      31,409
  Note & Interest Receivable - Officer          7,500       69,247      34,000
  Prepaid Expenses                            134,468       26,944     139,444
                                           -----------  ----------- -----------
    Total Current Assets                    2,109,554      975,061   2,153,584

Property & Equipment
--------------------
  Furniture & Fixtures                         17,251       49,645      22,789
  Equipment                                 1,188,324    1,193,750   1,358,590
  Vehicles                                     44,595       62,249      54,100
  Land                                        149,119      157,753     149,119
  Web Sites                                    17,792        8,686       4,825
                                           -----------  ----------- -----------
    Total Property & Equipment              1,417,081    1,472,083   1,589,423

Other Assets
------------
  License Rights                              340,082            -     377,859
  Patent Rights                             4,065,000    2,125,233   1,715,000
  Deposit                                      11,000      687,487           -
  Goodwill                                          -       81,200           -
                                           -----------  ----------- -----------
    Total Other Assets                      4,416,082    2,893,920   2,092,859
                                           -----------  ----------- -----------
    Total Assets                           $7,942,717  $ 5,341,064  $5,835,866
                                           ===========  =========== ===========


                 See accompanying notes to financial statements.

                                                                           (F-4)
               Advanced Recycling Sciences, Inc., and Subsidiaries
                           Balance Sheets (Continued)
                             June 30, 2001 and 2000
                                   (UNAUDITED)

                                                 June         June    December
                                             30, 2001     30, 2000    31, 2000
                                           -----------  ----------- -----------
                       Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accrued Expenses                         $    5,254  $    66,506  $    9,237
  Accounts Payable                            418,841      722,286     452,088
  Notes Payable                                     -      358,310      98,953
  Interest on Notes Payable                         -            -       3,637
  Customer Deposits                                 -      485,897           -
  Franchise Tax Payable                             -      103,548           -
  Payroll Taxes Payable                             -       40,540           -
  Sales Tax Payable                             2,447        3,208           -
  Current Maturities                                -       16,925           -
                                           -----------  ----------- -----------
    Total Current Liabilities                 426,542    1,797,220     563,915

Long Term Liabilities
---------------------
  Capital Lease                                31,475       81,089      31,475
  Notes Payable                               640,034       12,720     605,937
  Less Current Maturities                           -      (16,925)          -
                                           -----------  ----------- -----------
    Total Long Term Liabilities               671,509       76,884     637,412

Minority Interest in Subsidiary                     -      498,475           -

Stockholder's Equity
--------------------
  Common Stock 50,000,000 Shares
    Authorized; Par Value of $0.001
    Per Share, 15,756,620; 10,064,672
    & 12,752,128 Shares Issued and
    Outstanding                                15,757       10,065      12,751
  Paid In Capital                          14,405,673    8,496,744  11,128,925
  Accumulated Deficit                      (7,576,764)  (5,538,324) (6,507,137)
                                           -----------  ----------- -----------
    Total Stockholders' Equity              6,844,666    2,968,485   4,634,539
                                           -----------  ----------- -----------
    Total Liabilities &
    Stockholders' Equity                   $7,942,717  $ 5,341,064  $5,835,866
                                           ===========  =========== ===========


                 See accompanying notes to financial statements.

                                                                          (F-5)
               Advanced Recycling Sciences, Inc., and Subsidiaries
                             Statement of Operations
                For the Three Months Ended June 30, 2001 and 2000
                     Six Months Ended June 30, 2001 and 2000
                                   (UNAUDITED)

                            Three       Three         Six         Six      Twelve
                           Months      Months      Months      Months      Months
                            Ended       Ended       Ended       Ended       Ended
                             June        June        June        June    December
                         30, 2001    30, 2000    30, 2001    30, 2000    31, 2000
                       ----------- ----------- ----------- ----------- -----------

Revenues
--------
  Equipment Sales      $        -  $        -  $        -  $        -  $   31,709
  Product Sales            10,140     115,674      60,635     217,006      82,003
  Other Income                  -       5,601           -      12,483      83,115
                       ----------- ----------- ----------- ----------- ----------
    Total Revenues         10,140     121,275      60,635     229,489     196,827

    Cost of Sales               -      67,091      34,619     126,182     141,160
                       ----------- ----------- ----------- ----------- -----------
    Gross Profit           10,140      54,184      26,016     103,307      55,667

Expenses
--------
  Commission                2,500           -       4,424           -       4,249
  Depreciation            105,932      68,944     185,381     137,774     275,886
  Amortization             21,585      16,189      37,774      32,378      64,756
  Travel                   16,791      18,808      38,179      54,183      91,161
  Professional Fees       101,189      23,867     194,230      55,727     239,823
  Office                   21,000      44,064      47,941      91,666     115,293
  Rent & Utilities         21,018      30,328      41,296      61,255     152,539
  Administrative
   Expenses               194,969     260,126     279,909     534,099     303,282
  Consultant Fees         105,345     108,879     252,001     280,656     793,890
  Interest                    425           -         544           -      13,298
  Options Issued                -           -      15,000      35,000      19,146
                       ----------- ----------- ----------- ----------- -----------
    Total Expenses        590,754     571,205   1,096,679   1,282,738   2,073,323
                       ----------- ----------- ----------- ----------- -----------
    Net Income (Loss)
    From Operations      (580,614)   (517,021) (1,070,663) (1,179,431) (2,017,656)


                    See accompanying notes to financial statements

                                                                                (F-6)
                 Advanced Recycling Sciences, Inc., and Subsidiaries
                               Statement of Operations
                  For the Three Months Ended June 30, 2001 and 2000
                       Six Months Ended June 30, 2001 and 2000
                                     (UNAUDITED)

                            Three       Three         Six         Six      Twelve
                           Months      Months      Months      Months      Months
                            Ended       Ended       Ended       Ended       Ended
                             June        June        June        June    December
                         30, 2001    30, 2000    30, 2001    30, 2000    31, 2000
                       ----------- ----------- ----------- ----------- -----------
Other Income (Expenses)
-----------------------
  Interest Income             364           -       1,036           -         991
  Leasehold Abandonment         -           -           -           -     (51,218)
                       ----------- ----------- ----------- ----------- -----------
    Total Other Income
    (Expenses)                364           -       1,036           -     (50,227)
                       ----------- ----------- ----------- ----------- -----------
    Net (Loss)           (580,250)   (571,021) (1,069,627) (1,179,431) (2,067,883)
                       =========== =========== =========== =========== ===========
    Net (Loss)
    Per Share          $    (0.04) $    (0.05) $    (0.08) $    (0.12) $   (0.21)

  Weighted Average
  Shares Outstanding   15,552,695   9,574,672   14,011,874   9,574,672  9,940,519

  Diluted Net Profit
  Per Share                   N/A         N/A          N/A         N/A        N/A


                    See accompanying notes to financial statements



                                                                                (F-7)
                 Advanced Recycling Sciences, Inc., and Subsidiaries
                          Statement of Stockholders' Equity
                        From January 1, 2000 to June 30, 2001
                                     (UNAUDITED)

                            Common Stock         Paid In Comprehensive    Accumulated
                           Stock    Amount       Capital        Income      (Deficit)
                       --------------------------------------------------------------
Balance,
January 1, 2000        9,033,123  $  9,033  $  6,692,776  $         -   $(4,358,893)

Shares Issued for
Services at $1.75
Per Share                  1,515         2         2,649

Shares Issued for
Patent Rights at
$1.75 Per Share          980,000       980     1,714,020

Shares Issued for
Services at $.78
Per Share                 26,618        26        20,736

Shares Issued for
Assets at $2.125
Per Share                577,386       577     1,226,368

Shares Issued for
Services at $1.625
Per Share                 10,000        10        16,240

Shares Issued for
Cash at $1.00 Per
Share                  1,510,970     1,511     1,509,459

Cost of Shares
Issued                         -         -      (332,413)

Shares Issued for
Services at $1.75
Per Share                 22,856        23        39,975

Shares Issued for
Cash at $1.010 Per
Share                     40,000        40        40,360

Shares Issued for
Services at $0.687
Per Share                 50,000        50        34,300

Shares Issued for
Cash at $1.75 Per
Share                     11,428        11        19,988

Shares Issued for
Conversion of Debt
at $0.250 Per Share      473,232       473       117,835

                    See accompanying notes to financial statements


                                                                                (F-8)
                 Advanced Recycling Sciences, Inc., and Subsidiaries
                    Statement of Stockholders' Equity -Continued-
                        From January 1, 2000 to June 30, 2001
                                     (UNAUDITED)

                            Common Stock         Paid In Comprehensive    Accumulated
                           Stock    Amount       Capital        Income      (Deficit)
                       --------------------------------------------------------------
Shares Issued for
Cash at $0.50 Per
Share                     15,000         15        7,485

Options Issued                                    19,146
Foreign Currency
Translation                                                   (80,361)

Net Loss for the
Year Ended
December 31, 2000                                                        (2,067,883)
                       --------------------------------------------------------------
Balance,
December 31, 2000      12,752,128                 12,751   11,128,925       (80,361)         (6,507,137)

Shares Issued for
Cash at $0.55 Per
Share                  1,150,489     1,150       629,718

Shares Issued for
Cash at $0.67 Per
Share                    322,850       325       215,561

Shares Issued for
Services at $0.80
Per Share                 85,000        85        67,915

Shares Issued for
Patent Rights at
$1.625 Per Share       1,446,153     1,446     2,348,554

Options Issued                                    15,000

Net Loss for the
Six Months Ended
June 30, 2001                                                            (1,069,627)
                       --------------------------------------------------------------
Balance,
June 30, 2001          15,756,620 $ 15,757   $14,405,673   $  (80,361)  $ (7,576,764)
                       ==============================================================



                    See accompanying notes to financial statements



                                                                             (F-9)
                 Advanced Recycling Sciences, Inc., and Subsidiaries
                               Statement of Cash Flows
                   For the Six Months Ended June 30, 2001 and 2000
                                     (UNAUDITED)

                                                   June          June       December
                                               31, 2001      31, 2000       31, 2000
                                            ------------  ------------  ------------
Cash Flows from Operations
--------------------------
  Net (Loss)                                $ (1,069,627) $(1,179,431)  $(2,067,883)
  Adjustments to Reconcile Net Loss
   to Net Cash;
   Options Issued                                 15,000            -        19,146
   Amortization and Depreciation                 223,155      170,152       340,642
   Non Cash Expense                               68,000            -       280,219
  Changes in Operating Assets & Liabilities;
   (Increase) in Accounts Receivable             (19,811)     (96,517)      (33,748)
   Decrease in Interest Receivable                     -            -           722
   Decrease in Inventory                          34,619        5,820       101,941
   (Increase) in Deposit on Inventory                  -            -       (31,409)
   (Increase) in Equipment Inventory              (2,839)           -             -
   Decrease in Notes Receivable - Officer         26,500            6        35,253
   (Increase) Decrease in Prepaid Expenses         4,976            -      (112,500)
   (Increase) Decrease in Deposits               (11,000)           -       687,487
   (Decrease) in Accrued Expenses                 (3,983)     (17,537)      (74,806)
   Increase (Decrease) in Accounts Payable       (33,247)      68,769      (201,429)
   (Decrease) in Interest on Notes Payable       (68,493)           -        (3,637)
   (Decrease) Increase in Customer Deposits            -      190,714      (295,183)
   Increase (Decrease) in Taxes Payable                -            -      (103,548)
   Increase in Payroll Taxes Payable                   -       40,540             -
   Increase in Sales Tax Payable                   2,447        3,208             -
                                             ------------ ------------  ------------
     Net Cash (Used) by Operating Activities    (834,303)    (814,276)   (1,458,733)

Cash Flows from Investing Activities
------------------------------------
  Purchase of Fixed Assets                       (13,039)     (23,746)     (248,245)
  (Increase) in Goodwill                               -      (81,200)            -
                                             ------------  ------------ ------------
     Net Cash (Used) by Investing Activities     (13,039)     (104,946)    (248,245)

                    See accompanying notes to financial statements

                                                                               (F-10)
                 Advanced Recycling Sciences, Inc., and Subsidiaries
                         Statement of Cash Flows -Continued-
                   For the Six Months Ended June 30, 2001 and 2000
                                     (UNAUDITED)

                                                   June          June      December
                                               31, 2001      31, 2000      31, 2000
                                            ------------  ------------  ------------
Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                           846,754       90,000     1,177,046
  Payment of Long Term Debt                            -      498,475       (31,250)
  Increase (Decrease) in Notes Payable                 -      102,050       333,569
                                             ------------ ------------  ------------
    Net Cash Provided by
    Financing Activities                         846,754      690,525     1,479,365
                                             ------------ ------------  ------------
    (Decrease) In Cash                              (588)    (228,697)     (227,613)

    Cash at Beginning of Period                   15,321      242,934       242,934
                                             ------------ ------------  ------------
    Cash at End of Period                    $    14,733  $    14,237   $    15,321
                                             ============ ============  ============
Disclosure from Operating Activities
------------------------------------
  Interest                                   $       544  $         -   $         -
  Taxes                                                -            -        19,504

Significant Non Cash Transactions
---------------------------------
The Company issued 1,446,153 shares of common stock for the purchase of the patent rights to the Delcing Technology.



               See accompanying notes to financial statements



                                                                     (F-11)
            Advanced Recycling Sciences, Inc., and Subsidiaries
                 Notes to Consolidated Financial Statements
                               June 30, 2001

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


                                                                     (F-12)
            Advanced Recycling Sciences, Inc., and Subsidiaries
           Notes to Consolidated Financial Statements -Continued-
                               June 30, 2001

NOTE 2 - Significant Accounting Policies -Continued-
----------------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     General
     -------
     Advanced Recycling Sciences, Inc., ("ARS " or the "Company") f.k.a. The Quantum Group, Inc., is in the business of developing innovative products and technologies in the environmental and recycling industries, with specific emphasis on scrap tire rubber recycling. The Company has or is developing several websites that can be viewed at http://www.arsciences.com and http://www.tires2oil.com. The websites allow visitors to access an overview of the Company's activities, obtain market information for the Company's trading stock and view the Company's EDGAR filings. The Company also has a portal website, http://www.tirerecycling.com.

     Liquidity and Capital Resources
     -------------------------------
     As of June 30, 2001, the Company had cash on hand of $14,736. The Company raised $846,754 during the six months ended June 30, 2001 in two separate Regulation S offerings. The 2001 Regulation S offering is anticipated to raise a total of between $1,500,000 and $2,500,000 depending on market conditions. The Company has also commenced a Regulation S offering with an overseas investment banking firm with which the Company has had a long term relationship for $800,000. The majority of the funds from this offering will be used for the building of the pilot plant for the Tires2Oil technology. The initial proceeds from this Regulation S offering were received by the Company during the second quarter and are anticipated to continue through the fourth quarter of 2001. The Company is in discussion with several domestic investment banking firms regarding the raising of additional funds. This funding, should it materialize, would be utilized to implement the Company's business development strategy.

     Results of Operations
     ---------------------
     Comparison of the three months ended June 30, 2001 and the three months ended June 30, 2000.

     The Company generated a loss of $580,250 in the three months ended June 30, 2001, compared to a loss of $517,021 for the three months ended June 30, 2000. This $63,229 or 12% increase in loss is the result of a general reduction in product sales with the closing of the Company's subsidiary's operations in San Diego, California combined with a reduction in General and Administrative expenses and the closing of the San Diego operations. The Company had product sales of $10,140 in the three months ended June 30, 2001 compared to product sale of $115,674 for the three months ended June 30, 2000. The sales in 2001 are essentially the disposition of the inventory remaining after the closing of the San Diego facility, and as such, will not be repeated. No revenue from license fees was generated in either the quarter ended June 30, 2001 or June 30, 2000. Due to the emphasis on technology transfer, no license fee income is anticipated until a full scale Tires2Oil plant is operational. Such a plant will not be begun until and unless the pilot plant proves successful.

     Historically, the majority of the Company's equipment sales were recorded when equipment was shipped and title passed to the buyer. Typical sales were by letter of credit, with the funds released by the bank when the equipment was placed for shipment with the carrier. Historically, payment for the Company's equipment sales have been made on the basis of 10% due at the time of sale, 80% due on shipment of the equipment and 10% due on the completion of installation. This has resulted in the Company receiving its revenue in large lump sums at irregular intervals rather than smaller amounts at frequent intervals. Equipment purchased for the use of a subsidiary or joint venture is recorded as a purchase of assets with no revenue or inter-company profit generated upon the transfer to the operating entity. The Company revised its equipment sales approach during 2000. In the future, the Company will receive fees for the design, configuration and specification of certain pieces of equipment. The sale will be made directly from the specified supplier to the client. The manufacturer will warrant its equipment directly to the buyer. With its change in business focus from equipment sales to technology acquisitions such as the Tires2Oil technology and the de-icing technology, the Company's future revenue generation activities will shift to a technology
transfer emphasis rather than equipment sales.   While these technologies
are being developed, the Company intends to concentrate its efforts in two complementary aspects of the crumb rubber industry. The Company plans to construct complete crumb rubber manufacturing plants in California and Germany. Through its subsidiary, Advanced Surfacing Technologies, Inc., the Company will develop specialized Crumb Rubber Modified (CRM) asphalt blending technology and equipment for the contracting industry. Management believes these three entities will form the core business and the Company's future revenue drivers and profit centers.

     Net cash used in operations was $371,194 during the three months ended June 30, 2001 compared to $263,834 in the three months ended June 30, 2000. The primary use of cash was the funding of the net operating loss of $512,250 for the three months ended June 30, 2001. This was also the case in 2000, when the operating loss was $517,020. During the second quarter 2001, Accounts Receivable decreased by $18,566, Inventory remained unchanged and Accounts Payable increased by $83,907. Cash used in operations in the second quarter 2000 was affected by an increase in Accounts Receivable of $6,654. Inventory decreased by $42,341, and Accounts Payable increased by $120,133 during the second quarter 2000.


     Depreciation Expense of $109,532 for the quarter ended June 30, 2001, exceeds the 2000 expense of $68,944 by $40,588. This is due to the equipment purchased and manufactured for the QCAL operation. The Company intends to utilize this equipment in the Poseidon plant.

     Travel expenses of $16,791 for the quarter ended June 30, 2001, decreased by 11% or $2,017 compared to $18,808 for the quarter ended June 30, 2000. This decrease is due to eliminating marketing activities in support of the QCAL operation.

     Professional fees increased by from $23,867 in the second quarter 2000 to $101,189 in the second quarter 2001. This increase is due, primarily, to the legal activities regarding patents and related matters for both the Tires2Oil license and the purchase of the de-icing technology license from Dartmouth College in the first quarter of 2001. Additionally, legal support for the Company's overseas joint ventures was increased, as these projects move closer to maturity. $60,000 of the 2001 expense related to a special non recurring project.


     Office expense of $21,000 for the quarter ended June 30, 2001, is a $23,064 decrease from the same quarter in 2000. This decrease is primarily due to discontinuation of the QCAL operation during the first half of 2000.

     Administrative expenses of $194,969 for the quarter ended June 30, 2001, are significantly lower than the $260,126 for the comparable 2000 period. This reduction is due to closing the San Diego operation in mid year 2000, and cessation of QCAL management and marketing activities.

     Consulting expenses of $105,360 for the quarter ended June 30, 2001 decreased from the quarter ended June 31, 2000 expense of $108,879. This decrease is primarily timing differences, and is not necessarily, a downward trend.

     Comparison of the six months ended June 30, 2001 and the six months ended June 30, 2000.

     The Company generated a loss of $1,069,627 in the six months ended June 30, 2001, compared to a loss of $1,179,431 for the six months ended June 30, 2000. This $109,804 or 9% reduction in loss is a result of general reductions in General and Administrative expenses and the closing of the Company's subsidiary operation in San Diego, California. The Company had no significant sales in either year. The Company had $60,635 in crumb rubber sales for the six months ended June 30, 2001. The Company had $229,489 in revenue for the half year ended June 30, 2000. The crumb rubber sales in 2001 are essentially the disposition of the inventory remaining after the closing of the San Diego facility, and as such, will not be repeated. No revenue from license fees was generated in either the two quarters ended June 30, 2001 or 2000. Due to the emphasis on technology transfer, no license fee income is anticipated until a full scale Tires2Oil plant is operational. Such a plant will not be begun until and unless the pilot plant proves successful.




     Net cash used in operations was $834,303 during the six months ended June 30, 2001 compared to $814,276 in the six months ended June 31, 2000. The primary use of cash was the funding of the net operating loss of $1,001,627 for the six months ended June 30, 2001. This was also the case in 2000, when the operating loss was $1,179,431. During the first six months of 2001, Accounts Receivable increased by $19,811, Inventory decreased $34,619 and Accounts Payable were reduced by $33,247. Cash used in operations in 2000 was affected by an increase in Accounts Receivable of $96,517. Additionally, Inventory increased by $5,820, Customer Deposits decreased by $190,714, and Accounts Payable increased by $68,769 during the first six months of 2000.

     Depreciation Expense of $185,381 for the six months ended June 30, 2001, exceeds the 2000 expense of $137,774 by $47,607. This is due to the equipment purchased and manufactured for the QCAL operation. The Company intends to utilize this equipment in the Poseidon plant.

     Travel expenses of $38,179 for the half year ended June 30, 2001, decreased by 29% or $16,004 compared to $54,183 for the six months ended June 30, 2000. This decrease is due to eliminating marketing activities in support of the QCAL operation.

     Professional fees increased from $55,757 for the six months ended June 30, 2000, to $164,230 for the comparable 2001 six month period. This increase is due, primarily, to the legal activities regarding patents and related matters for both the Tires2Oil license and the purchase of the de-icing technology license from Dartmouth College in the first quarter of 2001. Additionally, legal support for the Company's overseas joint ventures was increased, as these projects move closer to maturity. $60,000 of the 2001 expense related to a special non recurring project.

     Office expense of $47,941 for the half year ended June 30, 2001, is a $43,725 decrease from the 2000 expenses of $91,666 for the same six month period in 2000. This decrease is primarily due to discontinuation of the QCAL operation during the first half of 2000.

     Administrative expenses of $279,909 for the two quarters ended June 30, 2001, are significantly lower than the $534,099 for the comparable 2000 period. This reduction is due to closing the San Diego operation in mid year 2000, and cessation of QCAL management and marketing activities.

     Consulting expenses of $252,016 for the six months ended June 30, 2001 decreased from the half year ended June 31, 2000 expense of $280,656. This decrease is primarily timing differences, and is not necessarily, a downward trend.

     Options expense of $19,146 was recognized in 2000 as a result of the Board of Directors approval of the 2000 employee incentive stock option program. Options expense of $15,000 was recognized in the six months ended June,30, 2001, for the 2001 employee incentive stock option program. The year 2001 expense is less than the 2000 expense due to the reduced price of the Company's stock.



                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There were no significant changes in the Company's litigation with Tyre's Ecology S.r.l., during the quarter ended June 30, 2001.

     There were no significant changes in the Company's litigation with Veplas Manufacturing LTD., during the quarter ended June 30, 2001.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued since the Company's last quarterly report for the quarter ended June 30, 2001.

     During the quarter ended June 30, 2001, the Company sold 322,850 shares of its common stock to non United States persons in Asia and Europe. The Company received $215,886 from the sale of the shares. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     On May 7, 2001, the Company issued 10,000 restricted common shares to Sudheer Helekar for services rendered by him as Project Manager in overseeing the development of the Tires2oil pilot plant. The shares were valued at the closing bid price for those shares on May 7, 2001, which was $.80 per share. The Company made no public offers or sales of these securities. The Company received no cash for these shares. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

     On May 7, 2001, the Company issued 75,000 restricted common shares to Poulton & Yordan as compensation for services in connection with a one time non-recurring special project. The shares were valued at the closing bid price for those shares on May 7, 2001, which was $.80 per share. The Company made no public offers or sales of these securities. The Company received no cash for these shares. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.



Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     Bay Area Recycling, Inc. The Company continues to negotiate the terms of a definitive agreement with Shen Gang Development Limited to jointly develop a crumb rubber manufacturing facility called Bay Area Recycling to be located in Northern California. At this time it is unclear when a definitive agreement may be reached.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 2001.

     (B) Exhibits. The following exhibits are included as part of this report:

     None.







                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Advanced Recycling Sciences, Inc.



August 10, 2001                    /s/ Keith J. Fryer
                                   ---------------------------------------
                                   Keith J. Fryer
                                   President and Chief Operating Officer


August 10, 2001                    /s/ John F. Pope
                                   ---------------------------------------
                                   John F. Pope
                                   Vice President, Finance
                                   Chief Accounting Officer













