Form 10QSB
period 2001-09-30
ADVANCED RECYCLING SCIENCES INC
filed 2001-11-16
CIK 921450

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
---------------------                                ----------------------
 September 30, 2001                                          0-23812


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

          Park Irvine Business Center, 14771 Myford Road, Suite B
          -------------------------------------------------------
                              Tustin, CA 92780
                              ----------------
                  (Address of principal executive offices)
                  ----------------------------------------

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

        Common stock, par value $.001; 16,486,836 shares outstanding as of September 30, 2001


                                                                      Page
                                                                     ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

    Consolidated Balance Sheet as of September 30, 2001 and
    December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . . . .3

    Consolidated Statement of Operations for the nine months
    ended September 30, 2001 and 2000. . . . . . . . . . . . . . . . . .5

    Consolidated Statement of Stockholder's Equity
    for the nine months ended September 31, 2001 . . . . . . . . . . . .7

    Statement of Cash Flows for the nine months ended
    September 30, 2001 and 2000. . . . . . . . . . . . . . . . . . . . .9

    Notes to Consolidated Financial Statements . . . . . . . . . . . . 11


  Item 2.  Management Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . 12

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 16

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . 16

  Item 3.  Default upon Senior Securities. . . . . . . . . . . . . . . 16

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . 16

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . 16

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 16

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            Advanced Recycling Sciences, Inc., and Subsidiaries
                        Consolidated Balance Sheets

Caption>
                                       September    September    December
                                        30, 2001     30, 2000    31, 2000
                                      -----------  ----------- -----------
                                      (Unaudited)  (Unaudited)

                                   Assets

Current Assets
--------------

  Cash                                $    9,338   $   44,251  $   15,321
  Accounts Receivable                     64,418      507,090      59,949
  Interest Receivable                          -            -         722
  Inventory                                  241      163,936      37,528
  Equipment Inventory                  1,838,050            -   1,835,211
  Deposit                                 31,409      317,003      31,409
  Note & Interest
   Receivable - Officer                    7,500       69,247      34,000
  Prepaid Expenses                       134,468       26,944     139,444
                                      -----------  ----------- -----------
    Total Current Assets               2,085,424    1,128,471   2,153,584

Property & Equipment
--------------------
  Furniture & Fixtures                    15,532       49,694      22,789
  Equipment                            1,160,559    1,132,313   1,358,590
  Vehicles                                40,521       58,175      54,100
  Land                                   149,119      157,753     149,119
  Web Sites                               18,948        8,204       4,825
                                      -----------  ----------- -----------
    Total Property & Equipment         1,384,679    1,406,139   1,589,423

Other Assets
------------
  License Rights                         323,893            -     377,859
  Patent Rights                        4,065,000    2,066,169   1,715,000
  Deposit                                 11,000      687,487           -
  Goodwill                                     -       81,200           -
                                      -----------  ----------- -----------
    Total Other Assets                 4,399,893    2,834,856   2,092,859
                                      -----------  ----------- -----------
    Total Assets                      $7,869,996   $5,369,466  $5,835,866
                                      ===========  =========== ===========



                                 Continued
                                     3

            Advanced Recycling Sciences, Inc., and Subsidiaries
                        Consolidated Balance Sheets

                                       September    September    December
                                        30, 2001     30, 2000    31, 2000
                                      -----------  ----------- -----------
                                      (Unaudited)  (Unaudited)
                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accrued Expenses                    $    5,254   $   66,506  $    9,237
  Accounts Payable                       473,175      501,989     452,088
  Notes Payable                           71,551      358,310      98,953
  Interest on Notes Payable                    -            -       3,637
  Customer Deposits                            -      485,897           -
  Franchise Tax Payable                        -           -            -
  Payroll Taxes Payable                   52,281            -           -
  Sales Tax Payable                        2,447            -           -
  Current Maturities                           -       16,925           -
                                      -----------  ----------- -----------
    Total Current Liabilities            604,708    1,429,627     563,915

Long Term Liabilities
---------------------
  Capital Lease                           31,475       81,089      31,475
  Notes Payable                          639,070       12,720     605,937
  Less Current Maturities                      -      (16,925)          -
                                      -----------  ----------- -----------
  Total Long Term Liabilities            670,545       76,884     637,412

Minority Interest in Subsidiary                -      498,475           -

Stockholder's Equity
--------------------
  Common Stock 50,000,000 Shares
    Authorized; Par Value of $0.001
    Per Share, 16,486,836;
    11,421,780 & 12,752,128 Shares
    Issued & Outstanding                  16,487       11,422      12,751
  Paid In Capital                     14,730,309    9,553,931  11,128,925
  Accumulated Deficit                 (8,152,053)  (6,203,873) (6,507,137)
                                      -----------  ----------- -----------
    Total Stockholders' Equity         6,594,743    3,361,480   4,634,539
                                      -----------  ----------- -----------
    Total Liabilities &
    Stockholders' Equity              $7,869,996   $5,366,466  $5,835,866
                                      ===========  =========== ===========


        See accompanying notes to consolidated financial statements.
                                     4


            Advanced Recycling Sciences, Inc., and Subsidiaries
                          Statement of Operations

                                                                             Twelve
                                                                             Months
                          Three Months Ended       Nine Months Ended          Ended
                        September    September   September    September    December
                         30, 2001     30, 2000    30, 2001     30, 2000    31, 2000
                       -----------  ----------- -----------  ----------- -----------
                       (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)

Revenues
--------
  Equipment Sales       $   8,070    $       -   $       -    $       -  $   31,709
  Product Sales             2,956       75,661       8,070      292,667      82,003
  Other Income                  -            -      63,591       12,483      83,115
                       -----------  ----------- -----------  ----------- -----------
  Total Revenues           11,026       75,661      71,661      305,150     196,827

  Cost of Sales             2,668       30,270      37,287      156,452     141,160
                       -----------  ----------- -----------  ----------- -----------
  Gross Profit              8,358       45,391      34,374      148,698      55,667


Expenses
--------
  Commission                    -            -       4,424            -       4,249
  Depreciation            104,449       68,944     289,830      206,718     275,886
  Amortization             16,189       59,064      53,963       91,442      64,756
  Travel                   20,201       17,275      58,380       71,458      91,161
  Professional Fees       126,619      163,074     320,849      218,801     239,823
  Office                   10,439       49,938      58,380      141,604     115,293
  Rent & Utilities         20,527       43,098      61,823      104,353     152,539
  Administrative
   Expenses               183,500      202,171     463,409      736,270     303,282
  Consultant Fees         101,782      210,924     353,783      491,580     793,890
  Interest                      -            -         544            -      13,298
  Options Issued                -            -      15,000       35,000      19,146
                       -----------  ----------- -----------  ----------- -----------
  Total Expenses          583,706      814,448   1,680,385    2,097,226   2,073,323

  Net Income (Loss)
  From Operations        (575,348)    (769,097) (1,646,011)  (1,948,528) (2,017,656)


                                 Continued
                                     5

            Advanced Recycling Sciences, Inc., and Subsidiaries
                    Consolidated Statement of Operations

                                                                             Twelve
                                                                             Months
                          Three Months Ended        Nine Months Ended         Ended
                        September    September   September    September    December
                         30, 2001     30, 2000    30, 2001     30, 2000    31, 2000
                       -----------  ----------- -----------  ----------- -----------
                       (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
Other Income (Expenses)
-----------------------
  Interest Income              59            -       1,095            -         991
  Leasehold
  Abandonment                   -            -           -            -     (51,218)
                       -----------  ----------- -----------  ----------- -----------
    Total Other Income
    (Expenses)                 59            -       1,095            -     (50,227)
                       -----------  ----------- -----------  ----------- -----------
Taxes
-----
  Provisions for Taxes
    - Current                   -     (103,548)          -     (103,548)          -
                       -----------  ----------- -----------  ----------- -----------
    Total Taxes                 -     (103,548)          -     (103,548)          -
                       -----------  ----------- -----------  ----------- -----------
  Net Income (Loss)     $(575,289)   $(665,549)$(1,644,916) $(1,844,980)$(2,067,883)
                       ===========  =========== ===========  =========== ===========
  Net Income (Loss)
  Per Share            $    (0.03)  $    (0.07) $    (0.12)  $    (0.19) $    (0.21)

  Weighted Average
  Shares Outstanding   16,486,836    9,574,672  14,011,874    9,574,672   9,940,519

  Diluted Net Profit
  Per Share                   N/A          N/A         N/A          N/A         N/A


        See accompanying notes to consolidated financial statements
                                     6


            Advanced Recycling Sciences, Inc., and Subsidiaries
               Consolidated Statement of Stockholders' Equity
                 From January 1, 2000 to September 30, 2001
                                (UNAUDITED)

                                                              Compre-
                                 Common Stock     Paid In     hensive   Accumulated
                             Stock      Amount    Capital      Income     (Deficit)
                      -------------------------------------------------------------
Balance,
January 1, 2000          9,033,123     $ 9,033 $6,692,776   $       -   $(4,358,893)

Shares Issued
for Services at
$1.75 Per Share              1,515           2      2,649

Shares Issued for
Patent Rights at
$1.75 Per Share            980,000         980  1,714,020

Shares Issued for
Services at $.078
Per Share                   26,618          26     20,736

Shares Issued for
Assets at $2.125
Per Share                  577,386         577  1,226,368

Shares Issued for
Services at $1.625
Per Share                   10,000          10     16,240

Shares Issued for
Cash at $1.00 Per
Share                    1,510,970       1,511  1,509,459

Cost of Shares Issued            -           -   (332,413)

Shares Issued for
Services at $1.75
Per Share                   22,856          23     39,975

Shares Issued for Cash
at $1.010 Per Share         40,000          40     40,360

Shares Issued for
Services at $0.687
Per Share                   50,000          50     34,300

Shares Issued for Cash
at $0.25 Per Share          11,428          11     19,989

Shares Issued for
Conversion of Debt
at $0.250 Per Share        473,232         473    117,835

Shares Issued for Cash
at $0.50 Per Share          15,000           15     7,485

Options Issued                                     19,146

                                 Continued
                                     7
            Advanced Recycling Sciences, Inc., and Subsidiaries
               Consolidated Statement of Stockholders' Equity
                 From January 1, 2000 to September 30, 2001
                                (UNAUDITED)

                                                              Compre-
                                Common Stock      Paid In     hensive   Accumulated
                             Stock      Amount    Capital      Income     (Deficit)
                      -------------------------------------------------------------

Foreign Currency
Translation                                                     (80,361)

Net Loss for the
Year Ended
December 31, 2000                                                        (2,067,883)
                       -------------------------------------------------------------
Balance,
December 31, 2000      12,752,128     12,751    11,128,925      (80,361) (6,507,137)

Shares Issued for
Cash at $0.55 Per
Share                   1,150,489      1,150       629,718

Shares Issued for
Cash at $0.67 Per
Share                     322,850        325       215,561

Shares Issued for
Services at $0.80
Per Share                  85,000         85        67,915

Shares Issued for
Patent Rights at
$1.625 Per Share        1,446,153      1,446     2,348,554

Options Issued                                      15,000

Shares Issued for
Cash at $0.44 per
Share                     730,216        730       324,636

Net Loss for the
Nine Months Ended
September 30, 2001                                                       (1,644,916)
                       -------------------------------------------------------------
Balance,
September 30, 2001     16,486,836    $16,487   $14,730,309     $(80,361)$(8,152,053)
                       =============================================================




        See accompanying notes to consolidated financial statements
                                     8

            Advanced Recycling Sciences, Inc., and Subsidiaries
                   Consolidated Statements of Cash Flows

                                                                             Twelve
                                                                             Months
                                                  Nine Months Ended           Ended
                                               September     September      December
                                                 30,2001      30, 2000      31, 2000
                                            ------------- ------------- -------------
                                              (Unaudited)   (Unaudited)
Cash Flows from Operations
--------------------------
  Net Profit or (Loss)                       $(1,644,916)  $(1,844,980)  $(2,067,883)
  Adjustments to Reconcile Net Loss
   to Net Cash;
  Options Issued                                  15,000             -        19,146
  Amortization and Depreciation                  343,793       298,160       340,642
  Non Cash Expense                                68,000             -       280,219
  Changes in Operating Assets & Liabilities;
  (Increase) Decrease in Accounts Receivable      (4,469)     (189,626)      (33,748)
  (Increase) Decrease in Interest Receivable         722             -           722
  (Increase) Decrease in Inventory                37,287       (24,467)      101,941
  (Increase) Decrease in Deposit on Inventory          -             -       (31,409)
  (Increase) Decrease in Equipment Inventory      (2,839)            -             -
  (Increase) Decrease in Notes Receivable
    - Officer                                     26,500             6        35,253
  (Increase) Decrease in Prepaid Expenses          4,976             -      (112,500)
  (Increase) Decrease in Deposits                (11,000)            -       687,487
  Increase (Decrease) in Accrued Expenses         (3,983)      (17,537)      (74,806)
  Increase (Decrease) in Accounts Payable         21,087      (151,528)     (201,429)
  (Decrease) in Interest on Notes Payable         (3,637)            -        (3,637)
  (Decrease) Increase in Customer Deposits             -       190,714      (295,183)
  Increase (Decrease) in Taxes Payable                 -      (103,548)     (103,548)
  Increase (Decrease) in Payroll Taxes
    Payable                                       52,281             -             -
  Increase (Decrease) in Sales Tax Payable         2,447             -             -
  Rounding                                             3             -             -
                                            ------------- ------------- -------------
    Net Cash (Used) by
    Operating Activities                      (1,098,748)   (1,842,806)   (1,458,733)

Cash Flows from Investing Activities
------------------------------------
  Purchase of Fixed Assets                       (85,086)      (23,746)     (248,245)
  (Increase) Decrease in Goodwill                      -       (81,200)            -
                                            ------------- ------------- -------------
    Net Cash (Used) by
    Investing Activities                         (85,086)     (104,946)     (248,245)


                                 Continued
                                     9



            Advanced Recycling Sciences, Inc., and Subsidiaries
                   Consolidated Statements of Cash Flows

                                                                             Twelve
                                                                             Months
                                                  Nine Months Ended           Ended
                                               September     September      December
                                                 30,2001      30, 2000      31, 2000
                                            ------------- ------------- -------------
                                              (Unaudited)   (Unaudited)
Cash Flows from Financing Activities
------------------------------------
  Sale of Common Stock                      $  1,172,120  $  1,148,544  $  1,177,046
  Payment of Long Term Debt                            -       498,475       (31,250)
  Increase (Decrease) in Notes Payable             5,731       102,050       333,569
                                            ------------- ------------- -------------
  Net Cash Provided by Financing Activities    1,177,851     1,749,069     1,479,365
                                            ------------- ------------- -------------
  (Decrease) In Cash                              (5,983)     (198,683)     (227,613)

  Cash at Beginning of Period                     15,321       242,934       242,934
                                            ------------- ------------- -------------
  Cash at End of Period                     $      9,338  $     44,251  $     15,321
                                            ============= ============= =============
Disclosure from Operating Activities

  Interest                                   $       544  $         -  $          -
  Taxes                                                -            -        19,504

Significant Non Cash Transactions
---------------------------------
The Company issued 1,446,153 shares of common stock for the purchase of the patent rights to the Delcing Technology.



        See accompanying notes to consolidated financial statements.
                                     10


            Advanced Recycling Sciences, Inc., and Subsidiaries
                 Notes to Consolidated Financial Statements
                             September 30, 2001

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

                                 Continued
                                     11


            Advanced Recycling Sciences, Inc., and Subsidiaries
                 Notes to Consolidated Financial Statements
                             September 30, 2001

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

     General
     -------
     Advanced Recycling Sciences, Inc., ("ARS(TM)" or the "Company") f.k.a. The Quantum Group, Inc., is in the business of developing innovative products and technologies in the environmental and recycling industries, with specific emphasis on scrap tire rubber recycling. The Company has or is developing several websites that can be viewed at http://www.arsciences.com and http://www.tires2oil.com. The websites allow visitors to access an overview of the Company's activities, obtain market information for the Company's trading stock and view the Company's EDGAR filings. The Company also has a portal website, http://www.tirerecycling.com.

     Liquidity and Capital Resources
     -------------------------------
     As of September 30, 2001, the Company had cash on hand of $9,338. The Company raised $1,172,120 during the nine months ended September 30, 2001 in two separate Regulation S offerings. The 2001 Regulation S offering is anticipated to raise a total of between $1,500,000 and $2,500,000 depending on market conditions. The Company has also commenced a Regulation S offering with an overseas investment banking firm with which the Company has had a long term relationship for $800,000. The majority of the funds from this offering will be used for the building of the pilot plant for the Tires2Oil(TM) technology. The initial proceeds from this Regulation S offering were received by the Company during the second quarter and were anticipated to continue through the fourth quarter of 2001. This time estimate has been extended due to the uncertainties created by the events of September 11th, 2001. The Company is in discussion with several domestic investment banking firms regarding the raising of additional funds. This funding, should it materialize, would be utilized to implement the Company's business development strategy.

     Results of Operations
     ---------------------

     Comparison of the three months ended September 30, 2001 and the three months ended September 30, 2000.

     The Company generated a loss of $575,289 in the three months ended September 30, 2001, compared to a loss of $655,549 for the three months ended September 30, 2000. This $80,260 or 12% decrease in loss is the result of a general reduction in expenses following the closing of the Company's subsidiary operation in San Diego, California combined with a reduction in General and Administrative expenses. The Company had product sales of $2,956 in the three months ended September 30, 2001 compared to product sales of $75,661 for the three months ended September 30, 2000.
The sales in 2001 are essentially the disposition of the inventory remaining after the closing of the San Diego facility, and as such, will not be repeated. No revenue from license fees was generated in either the quarter ended September 30, 2001 or September 30, 2000. Due to the emphasis on technology transfer, no license fee income is anticipated until a full scale Tires2Oil(TM) plant is operational. Such a plant will not be begun until and unless the pilot plant proves successful. The Company had product sales commission revenue during the quarter ended September 30, 2001 of $8,070. No product sales commisssion revenue was generated in the comparable 2000 quarter

     Historically, the majority of the Company's equipment sales were recorded when equipment was shipped and title passed to the buyer. Typical sales were by letter of credit, with the funds released by the bank when the equipment was placed for shipment with the carrier. Historically, payment for the Company's equipment sales have been made on the basis of 10% due at the time of sale, 80% due on shipment of the equipment and 10% due on the completion of installation. This has resulted in the Company receiving its revenue in large lump sums at irregular intervals rather than smaller amounts at frequent intervals. Equipment purchased for the use of a subsidiary or joint venture is recorded as a purchase of assets with no revenue or inter-company profit generated upon the transfer to the operating entity. The Company revised its equipment sales approach during 2000. In the future, the Company will receive fees for the design, configuration and specification of certain pieces of equipment. The sale will be made directly from the specified supplier to the client. The manufacturer will warrant its equipment directly to the buyer. With its change in business focus from equipment sales to technology acquisitions such as the Tires2Oil(TM) technology and the de-icing technology, the Company's future revenue generation activities will shift to a technology
transfer emphasis rather than equipment sales.   While these technologies
are being developed, the Company intends to concentrate its efforts in two complementary aspects of the crumb rubber industry. The Company plans to construct complete crumb rubber manufacturing plants in California and Germany. Through its subsidiary, Advanced Surfacing Technologies, Inc., the Company will develop specialized Crumb Rubber Modified (CRM) asphalt blending technology and equipment for the contracting industry. Management believes these three entities will form the core business and the Company's future revenue drivers and profit centers.

     Net cash used in operations was $264,445 during the three months ended September 30, 2001 compared to $1,028,530 in the three months ended September 30, 2000. The primary use of cash was the funding of the net operating loss of $575,289 for the three months ended September 30, 2001. This was also the case in 2000, when the operating loss was $665,549. During the third quarter 2001, Accounts Receivable decreased by $15,342, Inventory decreased by $2,226 and Accounts Payable increased by $54,334. Cash used in operations in the third quarter 2000 was affected by a decrease in Accounts Receivable of $93,109. Inventory increased by $30,287, and Accounts Payable decreased by $220,297 during the third quarter 2000.

     Depreciation Expense of $104,449 for the quarter ended September 30, 2001, exceeds the 2000 expense of $68,944 by $35,505. This is due to the equipment purchased and manufactured for the QCAL operation. The Company intends to utilize this equipment in the Poseidon plant.

     Travel expenses of $20,201 for the quarter ended September 30, 2001, increased by 17% or $2,926 compared to $17,275 for the quarter ended September 30, 2000. This increase is due to increased foreign travel in an effort to conclude the Poseidon project funding mitigated by eliminating marketing activities in support of the QCAL operation.

     Professional fees decreased by $36,456 from $163,074 in the third quarter 2000 to $126,619 in the third quarter 2001. This decrease is due, primarily, to timing differences and should not be assumed to reflect a trend.

     Office expense of $10,439 for the quarter ended September 30, 2001, is a $39,499 decrease from the same quarter in 2000. This decrease is primarily due to discontinuation of the QCAL operation during 2000.

     Administrative expenses of $183,500 for the quarter ended September 30, 2001, are $18,671 lower than the $202,171 for the comparable 2000 period. This reduction is due to the cessation of QCAL management and marketing activities during 2000.

     Consulting expenses of $101,782 for the quarter ended September 30, 2001 decreased from the quarter ended September 30, 2000 expense of $210,924. This decrease is primarily timing differences, and is not necessarily, a downward trend.

     Comparison of the nine months ended September 30, 2001 and the nine months ended September 30, 2000.

     The Company generated a loss of $1,644,916 in the nine months ended September 30, 2001, compared to a loss of $1,844,980 for the nine months ended September 30, 2000. This $200,064 or 10% reduction in loss is a result of general reductions in General and Administrative expenses and the closing of the Company's subsidiary operation in San Diego, California.
The Company had no significant sales in either year. The Company had $63,591 in crumb rubber sales for the nine months ended September 30, 2001. The Company had $305,150 in revenue for the three quarters ended September 30, 2000. The crumb rubber sales in 2001 are essentially the disposition of the inventory remaining after the closing of the San Diego facility, and as such, will not be repeated. No revenue from license fees was generated in either the three quarters ended September 30, 2001 or 2000. Due to the emphasis on technology transfer, no license fee income is anticipated until a full scale Tires2Oil(TM) plant is operational. Such a plant will not be begun until and unless the pilot plant proves successful.

     Net cash used in operations was $1,098,748 during the nine months ended September 30, 2001 compared to $1,842,806 in the nine months ended September 31, 2000. The primary use of cash was the funding of the net operating loss of $1,664,916 for the nine months ended September 30, 2001. This was also the case in 2000, when the operating loss was $1,844,980. During the first nine months of 2001, Accounts Receivable increased by $4,469, Inventory decreased $37,287 and Accounts Payable increased by $21,087. Cash used in operations in 2000 was affected by an increase in Accounts Receivable of $189,626. Additionally, Inventory increased by $24,467, Customer Deposits increased by $190,714, and Accounts Payable decreased by $151,528 during the first nine months of 2000.

     Depreciation Expense of $289,830 for the nine months ended September 30, 2001, exceeds the 2000 expense of $206,718 by $83,112. This is due to the equipment purchased and manufactured for the QCAL operation. The Company intends to utilize this equipment in the Poseidon plant.

     Travel expenses of $58,380 for the nine months ended September 30, 2001, decreased by 18% or $13,078 compared to $71,458 for the nine months ended June 30, 2000. This decrease is due to eliminating marketing activities in support of the QCAL operation, partially offset by an increase in foreign travel in anticipation of completion the Poseidon project funding.

     Professional fees increased from $218,801 for the nine months ended September 30, 2000, to $320,849 for the comparable 2001 nine month period. This increase is due, primarily, to the legal activities regarding patents and related matters for both the Tires2Oil(TM) license and the purchase of the de-icing technology license from Dartmouth College in the first quarter of 2001. Additionally, legal support for the Company's overseas joint ventures was increased, as these projects move closer to maturity. $60,000 of the 2001 expense related to a special non recurring project.

     Office expense of $58,380 for the nine months ended September 30, 2001, is a $83,224 decrease from the 2000 expenses of $141,604 for the same nine month period in 2000. This decrease is primarily due to discontinuation of the QCAL operation during the first half of 2000.

     Administrative expenses of $463,409 for the three quarters ended September 30, 2001, are significantly lower than the $736,270 for the comparable 2000 period. This reduction is due to closing the San Diego operation in mid year 2000, and cessation of QCAL management and marketing activities.

     Consulting expenses of $353,783 for the nine months ended September 30, 2001 decreased from the three quarters ended September 30, 2000 expense of $491,580. This decrease is primarily timing differences, and is not necessarily, a downward trend.

     Options expense of $35,500 was recognized in 2000 as a result of the Board of Directors approval of the 2000 employee incentive stock option program. Options expense of $15,000 was recognized in the nine months ended September 30, 2001, for the 2001 employee incentive stock option program. The year 2001 expense is less than the 2000 expense due to the reduced price of the Company's stock.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There were no significant changes in the Company's litigation with Tyre's Ecology S.r.l., during the quarter ended September 30, 2001.

     There were no significant changes in the Company's litigation with Veplas Manufacturing LTD., during the quarter ended September 30, 2001.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued since the Company's last quarterly report for the quarter ended September 30, 2001.

     During the quarter ended September 30, 2001, the Company sold 730,216 shares of its common stock to non United States persons in Asia and Europe. The Company received $324,636 from the sale of the shares. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.


Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     Bay Area Recycling, Inc. After extended negotiations, the Company has determined that a definitive agreement with Shen Gang Development Limited cannot be reached and negotiations have been terminated. The Company will continue to seek a partner to jointly develop a crumb rubber manufacturing facility called Bay Area Recycling to be located in Northern California.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2001.

     (B) Exhibits. The following exhibits are included as part of this report:

     None.
                                     16

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Advanced Recycling Sciences, Inc.


November 13, 2001                  /s/ Keith J. Fryer
                                   ------------------
                                   Keith J. Fryer
                                   President and Chief Operating Officer



November 13, 2001                  /s/ John F. Pope
                                   ----------------
                                   John F. Pope
                                   Vice President, Finance
                                   Chief Accounting Officer