Form 10KSB
period 2001-12-31
ADVANCED RECYCLING SCIENCES INC
filed 2002-04-01
CIK 921450

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended       December 31, 2001
                                        ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ------------

                      Commission File Number 0-23812
                                            ---------

                    ADVANCED RECYCLING SCIENCES, INC.
               --------------------------------------------
              (Name of small business issuer in its chapter)


          Nevada                                            95-4255962
--------------------------------                  -------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

Park Irvine Business Center 14771 Myford Road,
     Suite B Tustin, California                                     92780
----------------------------------------------                   ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (714) 508-1470
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $87,559.

The aggregate market value of the issuer's voting stock held as of March 27, 2002, by non-affiliates of the issuer was $9,548,963.

As of March 27, 2002, issuer had 17,476,913 shares of its $.001 par value common stock outstanding.

Transitional Small Busines     Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference:   The Company's Form 10-KSB for the
year December 31, 2000, and the Company's Form 10-QSBs for the quarters ended March 31, 2001, June 30, 2001 and September 31, 2001.

                    Advanced Recycling Sciences, Inc.
    Annual Report on Form 10-KSB for the Year ended December 31, 2001

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . 13

                                  PART II

ITEM 5    MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . 13

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . 15

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 20

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 41

                                  PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
          AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . 41

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 44

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . 46

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 47

                                  PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 47

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 48


--------------------------------------------------------------------------

                                   PART I

--------------------------------------------------------------------------

                                  FORWARD

--------------------------------------------------------------------------

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "hope," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.


--------------------------------------------------------------------------

                     ITEM 1.  DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------

     Advanced Recycling Sciences, Inc., ("ARS (tm)" or the "Company") is in the business of developing innovative products and technologies in the environmental and recycling industries, with specific emphasis on scrap tire and industrial rubber recycling. The principal offices of the Company are located at the Park Irvine Business Center, 14771 Myford Road, Suite B, Tustin, California 92780. The Company was organized as a corporation in 1968, under the laws of the State of California. In 1988 the Company changed its domicile from California to the State of Nevada and has operated as a Nevada corporation since that time. In March 2001, the Company amended its articles of incorporation to change its name from The Quantum Group, Inc., to Advanced Recycling Sciences, Inc.

     In July 2000, the Company enlisted the services of outside investment banking advisors and management consultants to help the Company prepare a coherent and compelling business model. This model, which was adopted by the Company in March 2001, is based on a business development strategy incorporating technology acquisition, innovation and development, including the patented Tires2Oil (tm), de-icing and rubberized asphalt paving technologies, combined with international equipment sales in the fields of tire shredding and granulating, aftermarket product manufacturing and CRM asphalt paving.

     The Company hopes to have the necessary funding in place during 2002 to move to the implementation phase of its business model.

                                     3

     The Company is registered and qualified to do business in the State of California. Its corporate organization is as follows:

     ARS-Tech
     --------
     ARS-Tech is the division of ARS that will be the primary marketing and sales arm of the Company in the sale of complete tire recycling systems and aftermarket product manufacturing technologies. Through ARS-Tech, the Company will also provide consulting services to clients wishing to engage in the scrap tire and industrial rubber recycling business. You can view the ARS-Tech website at http://www.ars-tech.com.

     Poseidon Products GmbH. ("Poseidon")
     ------------------------------------
     Poseidon is currently a wholly-owned subsidiary of the Company. Through Poseidon, the Company will finish construction of a state of the art rubber recycling facility in Penkun, in the state of Mecklenburg-Vorpommern. This facility will produce crumb rubber and manufacture a wide range of value-added aftermarket products using technologies licensed or developed by the Company.

     Ground breaking on the Poseidon facility occurred on September 17, 1998. Site improvements were begun and foundations for the plant were commenced. Due to difficulties in securing an accompanying bank to sponsor the project, construction of the facility has been delayed. The Company continues to negotiate funding for the facility with several German banks. The Company is also actively seeking a suitable German joint venture partner to help provide partial equity funding, project management, operations assistance and a strong German presence. The Company hopes to have funding in place during the second quarter of 2002. The Company has obtained an additional extension on both the EU grants and the low interest funding commitment from the government of the state of Mecklenburg-Vorpommern.

     Poseidon currently has an office in Penkun and is developing a marketing plan to introduce and sell its manufactured products in Germany and Europe. Assuming sufficient funding is obtained, the Company believes the Poseidon facility will be completed and operational by early next year. The Company expects to have a clearer understanding as to when the Poseidon facility will be finished and operational during the second quarter of 2002.

     As the Poseidon facility will incorporate much of the rubber recycling equipment and aftermarket product technologies the Company has to offer, and will have the capacity to process up to 3 million tires or 30,000 tons of scrap tire rubber per year, the Company intends to use the Poseidon facility as a showcase for sales of future full scale tire recycling plants. The Company expects Poseidon to be a significant revenue driver for the Company's ongoing technology sales and development program. Poseidon's website may be viewed at http://www.poseidon-products.com.

     Tires2Oil, Inc.
     ---------------
     Tires2Oil, Inc., is a wholly owned subsidiary of the Company. Tires2Oil (tm) was formed as a Nevada corporation on January 17, 2001. The primary responsibility of Tires2Oil (tm) will be the continued research, development and exploitation of certain super critical fluid ("SCF") tire recycling technology owned by the Company. The SCF technology is used to break down tires into a clean form of synthetic crude oil which can be easily upgraded in existing oil refineries. This technology has been proven in the laboratory at University of South Alabama. Tires2Oil (tm) will continue to focus its efforts into determining whether this technology can be feasible on a commercial scale. The Tires2Oil website can be viewed at http://www.tires2oil.com.
                                     4

     Advanced Surfacing Technologies, Inc.  ("AST")
     ----------------------------------------------
     Advanced Surfacing Technologies, Inc., ("AST") was incorporated in Nevada in May 1997 as Quantum Modified Asphalt Xcetera, Inc., a wholly owned subsidiary of the Company. The name was changed to Advanced Surfacing Technologies, Inc., in March 2001.

     The Company believes there are significant opportunities in the asphalt paving industry. Among those opportunities, is a potentially large market for crumb rubber to be used in producing crumb rubber modified ("CRM") asphalt paving. This will include the use of specialized mobile equipment for the mixing of crumb rubber and asphalt at hot mix plants, overseeing technology transfer programs to international clients, on-site project management and seminars to educate both public and private sector engineers about the Company's products and services. Through AST, the Company will seek to exploit these opportunities. The AST website can be viewed at http://www.ast-paving.com.

     Technology Development, Inc.  ("TDI")
     -------------------------------------
     Technology Development, Inc., ("TDI") was acquired by the Company in February 2001. TDI will research, develop and market other technologies in the asphalt paving industry, including the worldwide exclusive licence to certain ground surface applications of a novel ice adhesion modification or "de-icing" technology the Company received when it acquired Technology Development, Inc., from UTEK Corporation. TDI is a wholly owned subsidiary of the Company. The TDI website can be found at http://www.no-ice.com.

     Other Subsidiaries
     ------------------

     Advanced Environmental Technologies, Limited ("AET")
     ----------------------------------------------------
     Advanced Environmental Technologies, Limited ("AET") is a wholly owned subsidiary of the Company. AET was incorporated pursuant to the laws of the province of Alberta, Canada on April 21, 1997 as QEST Industries, Inc. The Company changed the name in March 2001. AET will provide engineering support services to tire recycling facilities in both North and South America. These services will be provided via the Company's strategic alliance with Sultech Engineering, a Calgary based engineering concern.
The Company will pay Sultech on an as needed, job by job basis.

     Eurectec, Inc.  ("Eurectec")
     ----------------------------
     Eurectec, Inc. ("Eurectec") is a wholly owned subsidiary of Advanced Recycling Sciences, Inc. In February 2002, the Company, through Eurectec reached a resolution of its litigation with Tyre's Ecology, Inc., the successor in interest to CISAP SpA of Italy. Pursuant to terms of the settlement agreement, Tyre's Ecology has delivered all drawings, specifications and handbooks, and assigned all right, title and interest in the C-3000 compact tire and industrial rubber granulating equipment to Eurectec. Tyre's also issued a non interest bearing promissory note for 25,000 Euro due and payable on June 30, 2002. The Company is negotiating for the purchase of Tyre's C-3000 spare parts inventory and may forgive all or part of the note in exchange for that inventory. The Company intends to have the C-3000 re-engineered to include various improvements made by the Company. Upon completion, the Company will seek to license the manufacture of C-3000 units which will be sold by the Company worldwide.

     Bay Area Recycling, Inc.
     ------------------------
     At this time, the Company has decided to focus its efforts in other areas of its business as is not actively pursuing the construction of a crumb rubber manufacturing facility in Northern California.
                                     5

     The Company also has a portal website at http://www.tirerecycling.com.

Market For The Company's Products

     In 2001 there were almost 300,000,000 tires discarded in the United States. There are currently between two and three billion tires stockpiled in the United States and an estimated 1,000,000,000 tires discarded annually worldwide. Although millions of tires are discarded every year, there has been no consensus on the best way to dispose of the tires. Waste tires continue to accumulate in huge tire dumps throughout the world. One of the early governmental responses to this problem was to require the tires be shred into small pieces. This measure was taken to help reduce the size of the tire dumps, the potential for fires, and the health hazards which existed because of mosquitoes and rodents which inhabit these tire dumps. The European Union has issued a directive banning landfilling of all tires, whether whole or shredded, by the year 2007.

     In an effort to induce recycling of tires in the United States, many states have enacted laws charging recycling fees on all new tire sales. The fees are deposited into state operated funds which are used for grants to fund tire recycling technology research projects and to compensate tire recyclers for recycling tires. In addition, the federal and state governments have created a market for recycled rubber by enacting statutes which require that new road construction include a certain percentage of recycled rubber in the roads. A typical street one mile long and 30 feet wide using a 1.5 inch topping will use approximately 39,000 pounds (19.5 tons) of crumb rubber. An interstate highway one mile long and 72 feet wide using a 3 inch topping will require 186,000 pounds (93 tons) of crumb rubber in the topping mix.

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

     Another system being offered by some of the Company's competitors is a cryogenic process which freezes the tires to very cold temperatures using liquid nitrogen, then the brittle rubber can be broken free of the steel and fabric content of the tire. Cryogenic systems are expensive, costing from four to twenty million dollars. To date, the Company is not aware of any facility using a cryogenic system that is not subsidized by government grants or private grants from producers of liquid nitrogen. Although this process uses much more sophisticated technology, the process tends to be cumbersome and expensive to operate. Moreover, if the equipment is shut down for maintenance or repairs the entire system must be taken off line for a period of days. Another disadvantage of such systems is that the crumb rubber made by the cryogenic process has reduced elasticity, which limits the usefulness of the crumb rubber for aftermarket products.

     Other systems use efficient shredding equipment, but rely on hammermill technology for granulating the shredded rubber. These systems tend to be very large, noisy and inefficient, largely because hammermill technology was designed for other industrial applications and has not been readily adaptable for use in tire recycling.

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

     Moreover, the tire recycling industry is highly competitive, no single competitor holds a dominant market position. Some of the Company's competitors have longer operating histories and are financially stronger than the Company. There are several companies that offer various pieces of equipment to recyclers such as shredders, slitters and granulating equipment. Few companies, however, offer complete recycling systems which include all the equipment required to process whole tires to crumb rubber and in turn use crumb rubber to produce aftermarket products and CRM asphalt paving.

Products

     Crumbing Equipment

     Eco Granulating System
     ----------------------

     The Company believes the system it sells has several advantages over the systems offered by competitors, including (i) lower initial cost of a system; (ii) higher operating efficiencies and lower operating expense;
(iii) less maintenance down time; and (iv) recycling at ambient temperatures resulting in high quality crumb rubber output.

     The Company sells a complete tire recycling and granulating production system that integrates individual pieces of tire recycling equipment made by various manufacturers. This system reduces scrap automobile and truck tires to useful and valuable crumb rubber, reusable steel scrap and nylon fluff. The system as designed follows common processing steps accepted in the industry. The process begins by sending the tires and industrial scrap rubber through a shredder. In the next step, the shredded material is fed to a grizzly which extracts approximately 90% of the steel from the shredded tires and further reduces the size of the material to minus one inch. Then the material is processed through a magnetic separator which removes the steel shred and a pneumatic aspiration system which removes the nylon fibers. The product is processed through a granulator which further reduces the shred to approximately 4 mm and removes any remaining steel and fabric. Finally, the crumb rubber is processed through a granulator which reduces the product to particle sizes ranging from 0 to .5 mm, .5 mm to 2 mm, 2 mm to 4 mm. The Company will also offer as an option, a supercollider which will reduce the crumb rubber to .25 mm.

     The system the Company markets does not require the Company to manufacture any equipment. The equipment used in the system e.g., shredders, grizzlies, grinders and granulators is manufactured by other companies. If necessary, third party contractors can manufacture any equipment or parts required to integrate the individual pieces of equipment into a unified recycling system.

     Compact Granulating Equipment
     -----------------------------

     Pursuant to the settlement agreement the Company recently reached with Tyre's Ecology, Inc., the successor in interest to CISAP S.p.A., the Company has acquired all drawings, specifications and handbooks, and all right, title and interest in the C-3000 compact rubber granulating equipment. The Company intends to re-engineer this equipment to incorporate various improvements and improve reliability. Upon completion of re-engineering, the compact granulating equipment will be capable of reducing up to 3,000 tons of scrap automobile and light truck tires and industrial scrap rubber into crumb rubber. The compact granulating equipment will have smaller output capacity than the larger recycling equipment sold by the Company, but will have the advantage of being less expensive and expandable with demand. The Company intends to make the re-engineered compact granulating equipment compatible with other recycling and aftermarket product manufacturing equipment it sells. This should allow for the construction of smaller output full cycle scrap rubber recycling and aftermarket product facilities.

     SuperCollider - Impact 500 Technology
     -------------------------------------

     During 1997, the Company worked on the in-house development of a compact SuperCollider machine designed to take large mesh size crumb rubber produced by the EGS System and buffings from tire retreading and pulverize it into fine powder in order to open up several new markets. These markets include extrusion products, press products and products combining super-fine crumb and plastic. The Company finalized the engineering for the SuperCollider and concluded the development, prototype work and initial performance testing during 1998 and early 1999. After testing the initial prototype, the Company decided not to sell the SuperCollider into the market until a number of improvements could be made. During 1999, the Company made those improvements and began additional testing. The first SuperCollider was installed and operational at the Donovan Correctional Facility. It has since been removed and is awaiting shipment to Germany where it will be installed at the Poseidon Facility.

     Aftermarket Product Equipment

     The Company also sells press equipment which can be used to process crumb rubber into value added aftermarket products including door mats, anti-fatigue mats, cattle and heated floor mats, roofing products, trailer liners, carpet underlay. Other products such as speed bumps, sports surfaces such as tennis and other ball game courts, gymnastic and running track surfaces, and playground safety surfaces can also be manufactured using crumb rubber. The Company also markets a slicer machine capable of peeling pre-cast cylinders of solid crumb rubber for use in making continuous roll sheeting material.

     Rothbury Technology
     -------------------

     The Company has the exclusive worldwide manufacturing and marketing rights to a process for giving a mixture of crumb rubber granulates, resins and other additives heat conductive characteristics for use in products such as heatable floor coverings, livestock and pet mats and underlayments developed by Rothbury Engineering Limited, Great Britain. In 2001, patents relating to this technology in Europe and the United States were issued to the Company in accordance with the licensing agreement.

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

     Crumb Rubber Modified ("CRM") Asphalt Paving

          Crumb Rubber Modified/Asphalt Mixing Equipment
          ----------------------------------------------

     The crumb rubber modified ("CRM") asphalt paving industry is still in the early stage of development. Currently, the Company knows of seven states which have done sufficient testing of CRM asphalt to no longer consider it experimental. The testing performed by Arizona, California, Florida, New Mexico, Nebraska, Tennessee and Texas has shown that the application of asphalt rubber systems significantly increases the life of the roadway surface while reducing the maintenance costs and life-cycle costs. These states are all increasing their overall use of various CRM asphalt systems. The Rubber Pavement Association believes that within the next four years, the number of states specifying and using CRM asphalt paving could potentially increase to as many as thirty.

     The Company has spent significant time and effort researching and seeking to establish itself in the CRM asphalt paving industry. The Company will seek to establish itself as a premier provider of crumb rubber/asphalt mixing equipment to contractors in the asphalt paving industry.

          Roadway Surface De-Icing Technology
          -----------------------------------

     In February 2001, the Company acquired TDI. TDI had two primary assets: a worldwide exclusive license for the ground surface applications of a patented novel ice adhesion modification technology developed at Dartmouth College's Thayer School of Engineering; and a $200,000 pre-paid credit for additional research and development of the technology by the Dartmouth College engineering professor who developed the technology. De-icing using this technology is accomplished through a novel lectrochemical decomposition technology which the Company believes can be applied to roadways, bridges, airport runways, tarmacs and other surfaces exposed to cold environments. The Company anticipates that this technology will be capable of being retro-fitted to existing surfaces, as well as being used in new construction.

     The Company's rights are limited to ground surface applications. Dartmouth College sold Goodrich the license rights to use this technology in aerospace and marine applications. Torvec, Inc., purchased the license rights for land-based vehicle applications.

     During the last year, Victor S. Petrenko, Dr.Sci., Ph.D., Research Professor of Engineering and Professor of Physics, Thayer School of Engineering has continued work on the development of this technology. Dr. Petrenko recently finished the work covered by the $200,000 pre-paid credit and issued his report to the Company. Based on Dr. Petrenko's report, the Company believes that this technology can be commercially developed. As soon as funding is available, the Company will create a pilot to allow for real world simulation and testing. The Company anticipates the cost of constructing the project and performing testing will be $500,000. The Company hopes to have sufficient funding in place before year end.

     Tires2Oil (tm) Super Critical Fluid Process
     -------------------------------------------
     In June 2000, the Company acquired the exclusive worldwide licensing rights to certain Super Critical Fluid ("SCF-Oil (tm)") tire recycling technology developed and patented by the University of South Alabama. Through a simple one-step process, this technology can be used to produce synthetic crude oil which can easily be upgraded in existing oil refineries. In addition to synthetic crude oil, the process also produces carbon black, which has a number of manufacturing uses or with further processing can be converted to activated carbon used in water and air purification system technologies. The Company believes this technology will provide another environmentally conscious means of recycling scrap tires.

     Based on preliminary laboratory results achieved at the University of South Alabama, this SCF-Oil (tm) process appears to be capable of producing significantly more oil per ton of processed tires than currently existing processes such as pyrolsis. The Company believes this technology, unlike currently existing technologies, represents the first commercially feasible tires to oil recycling process. To date, this technology has been demonstrated only in the laboratory.

     The Company continues to work with Dr. William Farone of Applied Power Concepts, Inc of Anaheim, California to develop the commercial processes and equipment for the Tires2Oil (tm) pilot plant. The Company has suspended development of the pilot plant due to a lack of funding. The Company hopes to have funding in place for the pilot plant by the end of the second quarter of 2002. Construction of the pilot plant is expected to take approximately three months. The Company hopes to have the pilot plant completed by the end of the third quarter of 2002. The pilot plant will be used to develop firm criteria and product data for enabling the construction of full scale production plants. The estimated cost of establishing this pilot plant is $1,000,000.
                                     10

     Once the Company has a firm understanding of the criteria, data, and production specifications, Tires2Oil (tm) will market and license this technology worldwide. The Company may also seek to set up its own full scale production plants. The current estimated cost of building a full scale production plant is between $11,000,000 and $13,000,000.


Research and Development

     During the past year the Company's primary research and development efforts were employed in the development of the Tires2Oil (tm) technology. The Company spent $65,000 in research and development costs in the fiscal year ended December 31, 2001. If the Company has funding, it anticipates incurring significantly greater expenses for research and development during fiscal year 2002.

Marketing and Sales

     The Company has been most successful marketing and selling outside of the United States where attractive incentives are offered to investors by way of government grants, low interest loans and tax advantaged investment programs.

     The Company continues to rely principally on the efforts of its officers and directors to generate sales. Historically, the Company's principal method of marketing has been through direct sales by officers of the Company and independent commissioned sales representatives worldwide. The Company believes its active participation in trade shows and trade organizations is providing strong industry connections and marketing opportunities. The Company is also advertising in technical and trade journals and articles and on the Company's new website. Finally, the Company believes its Poseidon facility will provide an excellent marketing platform for products and technologies the Company sells.

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

Employees

     Currently the Company has five employees other than its officers and directors, its independent outside sales persons and an outside consultants. The Company relies heavily on the efforts of its President and Chief Operating Officer, Keith J. Fryer. It also relies upon the services of John F. Pope, the Company's Treasurer, a Vice President and Director, and Ehrenfried Liebich, the Company's Chief Executive Officer and Chairman of the Board.

Scientific Advisory Board

     Consistent with the Company's goal to become a leader in the development and commercialization of technologies for the scrap rubber recycling and crumb rubber modified asphalt paving, the Company has established a Scientific Advisory Board to assist it in the evaluation and development of new technologies. The following individuals currently serve on the Company's Scientific Advisory Board: Victor F. Petrenko, Dr.Sci., Ph.D., Jagdish Dhawan, Ph.D., Pawan Agarwal, Ph.D. and Nicholas D. Sylvester, Ph.D. The members of the Scientific Advisory Board are not employees of the Company, and each maintains full-time employment with other organizations.

     Dr. Petrenko was compensated for his services to the Company by Dartmouth College pursuant to the $200,000 pre-paid research and development credit with Dartmouth College acquired by the Company when it purchased TDI. The other Scientific Advisory Board members each received Company common stock for services to be rendered to the Company.


--------------------------------------------------------------------------

                     ITEM 2.  DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------

     On March 1, 2002, the Company renewed its lease agreement to lease an industrial condominium in a multi-tenant building for use as its principal executive office. The Company pays $4,270.25 per month for 4,495 square foot facility. The lease expires on February 28, 2003. The building is located at Park Irvine Business Center, 14771 Myford Road, Building B, Tustin, California 92780. The space the Company is leasing is sufficiently large to accommodate all of its administrative and storage needs.

--------------------------------------------------------------------------

                        ITEM 3.  LEGAL PROCEEDINGS

--------------------------------------------------------------------------

     Tyre's Ecology S.r.l.

     On February 18, 2002, the Company entered into a settlement agreement resolving the litigation between Eurectec and Tyre's Ecology S.r.l., in the Court in Pistoia, Italy. Under the terms of the settlement agreement, Tyre's had delivered all drawings, specifications and handbooks and assigned all rights, title and interest in its C-3000 compact tire and industrial rubber granulator to the Eurectec. Tyre's also issued a non interest bearing promissory note for 25,000 Euro due and payable on June 30, 2002. The Company is negotiating for the purchase of Tyre's C-3000 spare parts inventory and may forgive all or part of the note in exchange for that inventory.

     Veplas Manufacturing, Ltd.

     There have been no significant changes in the Company's litigation with Veplas Manufacturing, Ltd., during the quarter ended December 31, 2001.


--------------------------------------------------------------------------

                 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITIES HOLDERS

--------------------------------------------------------------------------

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 2001.


--------------------------------------------------------------------------

                                  PART II

--------------------------------------------------------------------------

                   ITEM 5.  MARKET FOR COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------

     The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "ARYC." The Company's common stock is also listed on the Third Segment of the Frankfurt Stock Exchange under German Securities Code Number 882879. As of March 27, 2002, the Company had 612 shareholders holding 17,476,193 common shares. Of the issued and outstanding common stock, 5,079,938 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission. The Company has never declared a dividend on its common shares.

     The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                      BID PRICES              ASK PRICES
                                   HIGH        LOW       HIGH         LOW
                                 --------   --------   --------    --------
2000
First Quarter ended March 31         2.50       1.25       2.75      1.4375
Second Quarter ended June 30         2.50       1.25     2.6875       1.375
Third Quarter ended Sept. 30        2.125     .78125       2.25      .96875
Fourth Quarter ended Dec. 31       1.6875      .4375    1.78125      .59375

2001
First Quarter ended March 31        1.625      .5625    1.71875      .71875
Second Quarter ended June 30         1.30        .70       1.55        1.00
Third Quarter ended Sept. 30         1.50        .70       1.70         .87
Fourth Quarter ended Dec. 31          .75        .37        .95         .51

     The foregoing figures were furnished to the Company by Pink Sheets, LLC., 304 Hudson Street, 2nd Floor, New York, New York 10013.

     Recent Sales of Unregistered Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued since the Company's last quarterly report for the quarter ended December 31, 2001.

     During the quarter ended December 31, 2001, the Company sold 552,500 shares of its common stock to non United States citizens in Germany. The Company received $265,200. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     During the quarter ended December 31, 2001, the Company sold 16,410 shares of its common stock to non United States citizens in Asia. The Company received $8,861. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     During the quarter ended December 31, 2001, the Company issued 765,385 restricted common shares to retire the mortgage on certain real property owned by Poseidon. The balance on the mortgage at the time of retirement was $306,154. The mortgage was held by a non-affiliated third party in Germany. The shares were not publicly offered. The shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933. The Company received no cash for the shares.

     During the first quarter of 2002, the Company sold 300,000 shares of its common stock to non United States citizens in Germany. The Company received $70,000. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     The Company hereby incorporates by reference the Form 10-QSBs it filed on May 15, 2001, August 14, 2001, and November 16, 2001, for information regarding sales of unregistered securities made during the first three quarters of 2001.


--------------------------------------------------------------------------

                   ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------


Liquidity and Capital Resources

     As of December 31, 2001, the Company had cash on hand of $3,785. The Company raised a total of $1,408,831 during 2001 in two Regulation S offerings. The Company has received an additional $164,000 during February and March 2002, as the initial receipts of funds from the first of two new 2002 Regulation S offerings. The 2002 Regulation S offerings are anticipated to raise a total of between $4,500,000 and $5,500,000 depending on market conditions. The Company is also in discussion with a United States Investment Banking firm to raise an additional $3,000,000 via a private placement. This private placement is contingent on the Company's registering the securities with the SEC. The proceeds from this private placement are anticipated during the third quarter of 2002. This funding, should it materialize, would be utilized to implement the Company's business development strategy.

Results of Operations

Comparison of the year ended December 31, 2001, and the year ended December 31, 2000

     The Company generated a loss of $2,055,330 in the year ended December 31, 2001, compared to a loss of $2,067,883 for the year ended December
31, 2000. This $12,552 (0.6%) decrease is a result of increased deprecation and amortization expenses, as well as increased administrative expenses offset by reductions in all other expense categories.

     The Company had no significant sales in 2001 or 2000. The Company had equipment sales of $38,897 in the year ended December 31, 2001 compared to $31,709 in equipment sales in 2000. Crumb rubber sales in 2001 were $48,662 compared to $82,003 in crumb rubber and crumb rubber product sales for the twelve months ended December 31, 2000. $12,500 in consulting fees was generated in the U.S. operations and $70,615 was earned in Poseidon (Germany) during the year ended December 31, 2000. The Company had no revenue from consulting fees in 2001.

     Historically, the majority of the Company's equipment sales were recorded when equipment was shipped and title passed to the buyer.
Typical sales were by letter of credit, with the funds released by the bank when the equipment was placed for shipment with the carrier. Historically, payment for the Company's equipment sales have been made on the basis of 10% due at the time of sale, 80% due on shipment of the equipment and 10% due on the completion of installation. This has resulted in the Company receiving its revenue in large lump sums at irregular intervals rather than smaller amounts at frequent intervals. Equipment purchased for the use of a subsidiary or joint venture is recorded as a purchase of assets with no revenue or inter-company profit generated upon the transfer to the operating entity. The Company revised its equipment sales approach during 2000. In the future, the Company will receive fees for the design, configuration and specification of certain pieces of equipment. The Company will receive revenue from the sale of scrap tire shredding and granulating equipment, aftermarket product manufacturing equipment and rubberized asphalt paving blending equipment. In most cases, the sale will be made directly from the specified supplier to the client. The manufacturer will warrant its equipment directly to the buyer. The acquisition of the Tires2Oil (tm) technology and the de-icing technology directs a significant portion of the Company's future revenue generation activities to a technology transfer emphasis rather than equipment sales.

     Net cash used in operations was $1,260,864 during the year ended December 31, 2001 compared to $1,458,733 in the year ended December
31, 2000. During 2001, Accounts Receivable decreased by $59,949, Notes Receivable decreased $22,570, and Inventory decreased $37,528. Prepaid Expenses decreased $132,868 and Deposits decreased by $17,128. During the twelve months ended December 31, 2000, Accounts Receivable increased by $33,748, Equipment increased by $248,245. Inventory decreased
$101,941. Customer Deposits decreased $295,183 and Deposits decreased by
$687,487.

     During the year ended December 31, 2000 the Company acquired three major pieces of tire recycling and aftermarket product manufacturing equipment from Fonds Concepts, in Atzendorf, Germany for shares and credit against the Deposits account. This equipment was being held in Germany pending shipment to the Poseidon project in Penkun, Germany. The equipment was valued at $1,835,211. Two of the three pieces of equipment did not meet the required specifications and were returned to the seller in November 2001. The seller returned the proportionate shares. The remaining piece of equipment does meet Company requirements and was retained. This transaction reduced the Equipment Inventory account by $1,360,365.

     Inventory consisted of purchased crumb rubber originally intended for the Company's QCAL San Diego facility. The inventory was sold in the first quarter of 2001.

     Accrued expenses increased in the year ended December 31, 2001 by $52,324 compared to a decrease of $74,806 in the year ended December
31, 2000. Accounts Payable increased $74,035 in the year ended December 31, 2001 compared to a decrease of $201,429 in the twelve months ended
December 31, 2000.

     The value of the land owned by the Company's subsidiary (Poseidon) in Germany was increased from $149,119 at December 31, 2000 to $617,840 at December 31, 2001. $218,803 of this increase was expended during the twelve months ended December 31, 2001. The balance of the increase is a result of a reclassification of cost incurred in the preparation of the land for construction. $128,810 of these costs had previously been categorized as a depreciable asset cost and $121,800 had been prepaid in the year ended December 31, 2000.

.. Prepaid Expenses declined from $139,444 at December 31, 2000 to
$6,576 at December 31, 2001 due to the recognition of the Land preparation costs and the non-renewal of insurance on certain vehicles sold by the Company.

     Depreciation Expense of $324,826 for the year ended December 31, 2001, exceeds the 2000 expense of $275,886 by $48,940. This is due to additions of equipment of $70,087 and Website design costs of $16,078 plus the full year depreciation of the 2000 additions to the equipment.

     Travel expenses of $87,812 for the year ended December 31, 2001, decreased by $3,349 compared to $91,161 for the year ended December 31, 2000. This decrease is a timing difference on foreign travel. This reduction should not be viewed as a trend, as travel expenses are expected to increase with additional foreign travel in 2002.

     Professional fees decreased to $175,032 in the twelve months ended December 31, 2001 from $239,823 for the twelve months ended December
31, 2000. The twelve months ended December 31, 2000 had been effected by the legal activities regarding patent research and related matters for both the Tires2Oil (tm) license and the preparatory work for the purchase of the de-icing technology license in the first quarter of 2001. Patent protection expense due Dartmouth College under the De-Icing license has been specifically identified as patent expenses in the administrative expense category in 2001.

     Office expense of $82,221 for the twelve months ended December 31, 2001, is a decrease from the 2000 expenses of $115,293. This decrease is due to the non-repetition of expenses related to the QCAL close out in July 2000.

     Rent and Utilities expense of $119,835 in the twelve months ended December 31, 2001 is $ 32,704 less that the $152,539 incurred in 2000. This reduction is due to the closing of the San Diego facility operated by the Company's subsidiary, QCAL, in July 2000.

     Administrative expenses of $578,796 for the year ended December 31, 2001 is a $275,504 increase from the $303,282 for the comparable 2000 period. This increase is due to the addition of patent expenses relating to the De-Icing technology of $32,000, Research and Development expenses of $65,000, a Vacation Expense accrual of $47,000 and equipment freight expenses of $15,000 for which there were no comparable year 2000 expenses. Salaries expense increased $40,000 due to the change in status from consultant to full time employee. Promotion and trade show expenses increase from $7,000 in the twelve months ended December 31, 2000 to $18,000 in 2001.

     Consulting expenses of $674,731 for the year ended December 31, 2001 decreased from the year ended December 31, 2000 expense of $793,890 by $119,159. This expense was reduced by the closing of the QCAL facility and by the hiring of the Tires2Oil (tm) project manager as a full time employee. He previously worked for the Company as a consultant.

     Options Issued expense of $39,067 was recognized in 1999, and Options Issued expense of $19,146 was recognized in the year ended December 31, 2000, for the 2000 employee incentive stock option program. The 1999 and 2000 option plans were cancelled in 2001 and the 2001 plan adopted. The Company incurred no Options Issued expense in 2001 as a result of the adjustments necessary to reflect the cancellation of the 1999 and 2000 plans.

     Comparison of the year ended December 31, 2000, and the year ended December 31, 1999

     The Company generated a loss of $2,007,696 in the year ended December 31, 2000, compared to a loss of $2,642,390 for the year ended December 31, 1999. This $634,694 (24%) reduction in loss is a result of general reductions in General and Administrative expenses and the closing of the Company's subsidiary operation in San Diego, California. Company had no significant sales in either year. The Company had $31,709 in equipment sales and $82,003 in crumb rubber and crumb rubber product sales for the twelve months ended December 31, 2000. $12,500 in consulting fees was generated in the U.S. operations and $70,615 was earned in Poseidon (Germany) during the year ended December 31, 2000, compared to $17,821 in domestic consulting fees in 1999. The Company had no revenue from sales of equipment in 1999. No revenue from license fees was generated in either the year ended December 31, 2000 or 1999. Due to the emphasis on technology transfer, no license fee income is anticipated until a full scale Tires2Oil
(tm) plant is operational. Such plant will not be begun until and in less the pilot plant proves successful.

     Net cash used in operations was $1,458,733 during the year ended December 31, 2000 compares to $836,692 in the year ended December 31, 1999. During 2000, Accounts Receivable increased by $33,748, Equipment increased by $248,245. Inventory decreased $101,941. Customer Deposits decreased $295.183 and Deposits decreased by $687,487. Cash used in operations in 1999 was from an increase in Accounts Receivable of $2,747,576. Deposits decreased by $755,717, offset by a decrease in Customer Deposits of $1,897,779. Accrued Expensed decreased by $366,041 while Accounts Payable decreased by $71,684.

     During the year ended December 31, 2000 the Company acquired three major pieces of tire recycling and aftermarket product manufacturing equipment from Fonds Concepts, in Atzendorf, Germany for shares and credit against the deposits account. This equipment is being held in Germany pending shipment to the Poseidon project in Penkun, Germany. The equipment is valued at $1,835,211. No comparable transaction occurred in 1999. (Two of the three pieces of equipment were returned to the seller in November
2001)

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

     Professional fees increased from $210,483 for the twelve months ended December 31, 1999, to $239,823 for 2000. This increase is due, primarily, to the legal activities regarding patents and related matters for both the Tires2Oil (tm) license and the preparatory work for the purchase of the de-icing technology license in the first quarter of 2001. Additionally, legal support for the Company's current and in-formation overseas joint venture were increased as these projects move closer to maturity.

     Office expenses of $115,293 for the twelve months ended December 31, 2000, are a $17,937 increase from the 1999 expenses of $97,356. This increase is primarily due to expenses at the QCAL operation in the first half of 2000.

     Administrative expenses of $293,282 for the year ended December 31, 2000 are significantly lower than the $814,361 for the comparable 1999 period. This reduction is due to closing the San Diego operation in midyear 2000, and cessation of QCAL marketing activities.

     Consulting expenses of $793,890 for the year ended December 31, 2000 increased from the year ended December 31, 1999 expense of $715,663 by $78,227. This increase is primarily due to the hiring of a consultant for the Tires2Oil (tm) project, offset by the reduction of consultants associated with the QCAL marketing activities and fee increases from the Company's Vice President- Finance.

     Options expense of $39,067 was recognized in 1999 as a result of the Board of Directors approval of the 1999 employee incentive stock option program. Options expense of $19,146 was recognized in the year ended December 31, 2000, for the 2000 employee incentive stock option program. The year 2000 expense is less than the 1999 expense due to the reduced price of the Company's stock and slightly fewer options issued.
                                     19


--------------------------------------------------------------------------

                       ITEM 7.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------












                     ADVANCED RECYCLING SCIENCES, INC.
                     CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 2001
                                     &
                             DECEMBER 31, 2000


/Letterhead/





                        Independent Auditors' Report
                       -----------------------------

To the Board of Directors of:
Advanced Recycling Sciences, Inc.

We have audited the accompanying balance sheets of Advanced Recycling Sciences, Inc., (a Nevada corporation), as of December 31, 2001 and 2000, and the related statements of operations, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Recycling Sciences, Inc., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.



/S/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
March 22, 2002

                     Advanced Recycling Sciences, Inc.
                                Balance Sheet
                                December 31

                                                     2001          2000
                                                 ------------  ------------
                                   Assets
Current Assets
--------------
  Cash                                           $     3,785   $    15,321
  Accounts Receivable                                  -            59,949
  Interest Receivable                                  -               722
  Inventory                                            -            37,528
  Equipment Inventory (Note 12)                      718,938     1,835,211
  Deposit                                             14,281        31,409
  Note Receivable                                     11,430        34,000
  Prepaid Expenses                                     6,576       139,444
                                                 ------------  ------------
     Total Current Assets                            755,010     2,153,584

Property & Equipment (Note 5)
--------------------
  Land (Note 14)                                     617,840       149,119
  Furniture & Fixtures                                38,550        33,339
  Equipment                                        1,504,870     1,732,639
  Vehicles                                            39,402        81,485
  Websites                                            25,728         9,650
                                                 ------------  ------------
     Total Property & Equipment                    2,226,390     2,006,232
     Less Accumulated Depreciation                  (768,861)     (416,809)
                                                 ------------  ------------
     Net Property & Equipment                      1,457,529     1,589,423

Other Assets
------------
  License Rights (Note 17)                           647,544       647,554
  Patent Rights (Note 13)                          4,065,000     1,715,000
                                                 ------------  ------------
     Total Other Assets                            4,712,544     2,362,544

     Less Accumulated Amortization                  (334,443)     (269,685)
                                                 ------------  ------------
     Net Other Assets                              4,378,101
  2,092,859
                                                 ------------  ------------
     Total Assets                                $ 6,590,640   $ 5,835,866
                                                 ============  ============



                                 Continued
                                    F-3


                     Advanced Recycling Sciences, Inc.
                                Balance Sheet
                                December 31


                                                     2001          2000
                                                 ------------  ------------

                     Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accrued Expenses                              $     61,561   $     9,237
  Accounts Payable                                   526,123       452,088
  Notes Payable (Current Portion) (Note 3)           154,582        98,953
  Interest on Note Payable (Note 3)                    7,909         3,637
                                                 ------------  ------------

     Total Current Liabilities                       750,175       563,915

Long Term Liabilities
---------------------
  Capital Lease (Note 10)                             29,655        31,475
  Note Payable (Note 3)                               78,721       605,937
                                                 ------------  ------------

     Total Long Term Liabilities                     108,376       637,412

  Minority Interest                                   44,738         -

Stockholders' Equity
--------------------
  Preferred Stock, 5,000,000 Shares Authorized;
     Par Value of $.001 per Share;
     Zero Shares Issued and Outstanding                -             -
  Common Stock 50,000,000 Shares Authorized;
     Par Value of $.001 Per Share;
     17,176,913 & 12,752,128 Shares Issued
     & Outstanding Respectively                       17,177        12,751
  Additional Paid In Capital                      13,807,412    11,128,925
  Paid-in Capital Stock Options                       25,543         -
  Accumulated Deficit (Note 21)                   (8,075,710)   (6,426,776)
  Accumulated Other Comprehensive
   Income (Note 9)                                   (87,071)      (80,361)
                                                 ------------  ------------
     Total Stockholders' Equity                    5,687,351     4,634,539
                                                 ------------  ------------
     Total Liabilities & Stockholders' Equity    $ 6,590,640   $ 5,835,866
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements.
                                    F-4



                     Advanced Recycling Sciences, Inc.
                           Statement of Operations
                      For the Years Ended December 31

                                                     2001          2000
                                                 ------------  ------------

Revenues
--------
  Equipment Sales                                $    38,897   $    31,709
  Other Sales                                         48,662        82,003
  Other Income                                         -            83,115
                                                 ------------  ------------

     Total Revenues                                   87,559       196,827
     Cost of Sales                                    37,287       141,160
                                                 ------------  ------------
     Gross Profit                                     50,272        55,667

Expenses
--------
  Commission                                           -             4,249
  Depreciation                                       324,826       275,886
  Amortization                                        64,756        64,756
  Travel                                              87,812        91,161
  Professional Fees                                  175,032       239,823
  Office                                              82,221       115,293
  Rent & Utilities                                   119,835       152,539
  Administrative Expenses                            578,796       303,282
  Consultant Fees                                    674,731       793,890
  Interest                                             9,058        13,298
  Options Issued Expense                               -            19,146
                                                 ------------  ------------
     Total Expenses                                2,117,067     2,073,323
                                                 ------------  ------------
     Net Income (Loss) from Operations            (2,066,795)   (2,017,656)

Other Income (Expenses)
-----------------------
  Interest Income                                      1,215           991
  Leasehold Abandonment                                -           (51,218)
  Gain (Loss) on Sale of Assets                          988         -
                                                 ------------  ------------
     Total Other Income (Expense)                      2,203       (50,227)

     Minority Interest                                 9,262         -
                                                 ------------  ------------

     Net Income (Loss)                           $(2,055,330)   $(2,067,88)
                                                 ============  ============
     Net (Loss) per Share                        $     (0.13)  $     (0.21)

     Weighted Average Shares Outstanding          15,873,294     9,940,519


 The accompanying notes are an integral part of these financial statements.
                                    F-5


                     Advanced Recycling Sciences, Inc.
                      Statement of Stockholders' Equity
                 From January 1, 2000 to December 31, 2001

                            Common Stock         Paid-In Comprehensive   Accumulated
                           Stock    Amount       Capital         Income      Deficit
                     ----------------------------------------------------------------
Balance,
January 1, 2000        9,033,123  $  9,033   $6,692,776 $                $(4,358,893)

Shares Issued for
Services at $1.75
per Share                  1,515         2         2,649

Shares Issued for
Patent Rights at
$1.75 per Share          980,000       980     1,714,020

Shares Issued for
Services at $0.78
per Share                 26,618        26        20,736

Shares Issued for
Assets at $2.125
per Share                577,386       577     1,226,368

Shares Issued for
Services at $1.625
per Share                 10,000        10        16,240

Shares Issued for
Cash at $1.00 per
Share                  1,510,970     1,511     1,509,459

Cost of Shares Issued                           (332,413)

Shares Issued for
Services at $1.75
per Share                 22,856        23        39,975

Shares Issued for
Services at $1.010
per Share                 40,000        40        40,360

Shares Issued for
Services at $0.687
per Share                 50,000        50        34,300

Shares Issued for
Services at $1.75
per Share                 11,428        11        19,989

Shares Issued for
Conversion Of Debt
at $0.250 per Share      473,232       473       117,835

Shares Issued for
Services at $0.500
per Share                 15,000        15         7,485

                                      Continued
                                         F-6

                          Advanced Recycling Sciences, Inc.
                          Statement of Stockholders' Equity
                      From January 1, 2000 to December 31, 2001

                             Common Stock        Paid-In Comprehensive   Accumulated
                           Stock    Amount       Capital         Income      Deficit
                     ----------------------------------------------------------------
Options Issued                                    19,146

Foreign Currency
Translation                                                     (80,361)

Net Loss for
Year Ended
December 31, 2000                                                         (2,067,883)
                     ----------------------------------------------------------------
Balance,
December 31, 2000     12,752,128    12,751    11,128,925        (80,361)  (6,507,137)

Prior Period
Adjustment                                                                   486,757

Shares Issued for
Patent Rights at
$1.625 per Share       1,446,153     1,446     2,348,554

Shares Issued for
Services at $.80
per Share                 85,000        85        67,915

Shares Issued for
Cash (Asian Reg-S)
at $.54 per Share      1,457,464     1,458       782,373

Share Issued for
Cash (Euro Reg-S)
at $.48 per Share      1,311,250     1,311       623,689

Shares Issued for
Debt at $.40 per
Share                    765,385       766       305,388

Shares Canceled
for Asset Return        (640,467)     (640)   (1,360,365)

Options Adjusted                                 (63,524)

Foreign Currency
Translation                                                      (6,710)

Net Loss for
Year Ended
December 31, 2001                                                         (2,055,330)
                     ----------------------------------------------------------------
Balance,
December 31, 2001     17,176,913  $ 17,177  $ 13,832,955     $  (87,071) $(8,075,710)
                     ================================================================

 The accompanying notes are an integral part of these financial statements.
                                    F-7

                     Advanced Recycling Sciences, Inc.
                           Statement of Cash Flows
                      For the Years Ended December 31

                                                     2001          2000
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Profit or (Loss)                           $(2,055,330)  $(2,067,883)
  Adjustments to Reconcile Net Profit
   or (Loss) to Net Cash:
     Options Issued                                  (63,524)       19,146
     Amortization & Depreciation                     389,582       340,642
     Gain on Sale of Fixed Assets                       (988)        -
     Stock Issued for Services                        68,000       280,219
  Changes in Operating Assets & Liabilities:
   (Increase) Decrease in Accounts Receivable         59,949       (33,748)
   (Increase) Decrease in Interest Receivable            722           722
   (Increase) Decrease in Inventory                   37,528       101,941
   (Increase) Decrease in Deposit on Inventory          -          (31,409)
   (Increase) Decrease in Notes Receivable            22,570        35,253
   (Increase) Decrease in Prepaid Expense            132,868      (112,500)
   (Increase) Decrease in Deposits                    17,128       687,487
   Increase (Decrease) in Accrued Expenses            52,324       (74,806)
   Increase (Decrease) in Accounts Payable            74,035      (201,429)
   Increase (Decrease) in Interest on
    Notes Payable                                      4,272        (3,637)
   Increase (Decrease) in Customer Deposits             -         (295,183)
   Increase (Decrease) in Taxes Payable                 -         (103,548)
                                                 ------------  ------------
     Net Cash (Used) by Operating Activities      (1,260,864)   (1,458,733)

Cash Flows from Investing Activities
------------------------------------
  Land Preparation and Costs                        (218,803)         -
  Purchase of Equipment                              (70,087)     (248,245)
  Purchase of Website                                (16,078)         -
  Purchase of Furniture & Fixtures                      (772)         -
  Proceeds from Sale of Equipment                     31,054          -
                                                 ------------  ------------
     Net Cash (Used) by Investing Activities        (274,686)     (248,245)



                                 Continued
                                    F-8


                     Advanced Recycling Sciences, Inc.
                          Statements of Cash Flows
                      For the Years Ended December 31

                                                     2001          2000
                                                 ------------  ------------
Cash Flows from Financing Activities
------------------------------------
  Proceeds from the Sale of Common Stock (Net)    $1,481,096    $1,177,046
  Payment on Long Term Debt                           (1,820)      (31,250)
  Increase (Decrease) in Notes Payable                  -          333,569
  Increase (Decrease) in Minority Interest            44,738          -
                                                 ------------  ------------
   Net Cash Provided by Financing Activities       1,524,014     1,479,365
                                                 ------------  ------------

     Increase (Decrease) in Cash                     (11,536)     (227,613)

     Cash at Beginning of Period                      15,321       242,934
                                                 ------------  ------------

     Cash at End of Period                       $     3,785   $    15,321
                                                 ============  ============

Disclosures from Operating Activities
-------------------------------------
  Interest                                       $     9,058   $    13,298
  Taxes                                                -              -

Significant Non Cash Transactions
---------------------------------

During 2001, the Company issued 85,000 shares of common stock in exchange for consulting services rendered. The cost of the services has been charged to operations, and additional paid-in capital has been increased by $67,915, representing the excess of the cost of the services over the par value of the common stock issued.

During the year, the company issued 1,446,153 shares of common stock to purchase patent rights for "de-icing" technology. Additional paid-in capital has been increased by $2,348,554, representing the excess of the cost of the assets over the par value of the common stock.

A stockholder of the company converted a note due to him of $306,153, for 765,385 shares of common stock. Accordingly, $305,388, has been charged to additional paid-in capital.

During November 2001, the Company rescinded a transaction where stock was issued for fixed assets. The fixed assets did not meet Company specifications, and the related shares were returned to the Company and canceled. The number of shares returned was 640,467 which resulted in a reduction of additional paid-in capital of $1,360,365.


                                    F-9

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2001

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



                                 Continued
                                    F-10

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2001

NOTE 2 - Significant Accounting Policies -continued-
----------------------------------------

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

NOTE 3 - Notes Payable
----------------------

The Company has the following notes
 payable obligations                                   2001         2000
                                                   -----------  -----------
Note payable to bank due April 29, 2003,
 plus interest payable annually at 12.32%,
 secured by the equipment.                          $  35,649    $  35,649
Note payable to bank due April 29, 2002,
 plus interest payable annually at 12.32%,
 secured by the equipment.                             12,524       12,524
Various unsecured short term, related
 party notes payable, non interest bearing
 due on demand                                        185,130      170,250
Short term note payable to a Venture Capital
 Group,(Germany) 6% interest rate, due on
 demand                                                      -     424,740
                                                   -----------  -----------
     Total                                            233,303      643,163
     Less Current Maturities                          226,412       27,548
                                                   -----------  -----------
     Total Notes Payables                          $    6,891   $  615,615
                                                   ===========  ===========

Following are maturities of long-term debt for each of the next five years;

          2002   $ 226,412
          2003       6,891
          2004         -
          2005         -
                 ----------
   Total          $ 233,303
                 ==========


                                 Continued
                                    F-11

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2001

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

     Total Lease Commitments            Year       Amount
                                    -----------  -----------
                                        2002     $    7,642
                                                 -----------
     Total                                       $    7,642
                                                 ===========

NOTE 5 - Depreciation
---------------------
The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs and accumulated depreciations at December 31, 2001 and 2000.

                      December 31,          Depreciation        Accumulated
                    2001         2000         Expenses          Depreciation
Assets              Cost         Cost      2001      2000      2001      2000
--------------------------------------------------------------------------------
Land           $   617,840  $   149,119 $       - $       - $       - $       -
Furniture
 & Fixtures         38,550       33,339    11,066     4,224    25,820    10,551
Equipment        1,504,870    1,732,639   290,447   252,148   713,469   374,048
Vehicle             39,402       81,485    16,297    16,297    17,731    27,385
Website             25,728        9,650     7,016     3,217    11,841     4,825
               -----------------------------------------------------------------
  Balance      $ 2,226,390  $ 2,006,232 $ 324,826 $ 275,886 $ 768,861 $ 416,809
               =================================================================

NOTE 6 - Related Party Transactions
-----------------------------------

In August 1998 and January 1999, the Company loaned $30,000 and $10,000
respectively, to John Pope, a director and officer of the Company.   Both
notes are at an interest rate of 9% per annum. Both notes have been extended and are now due and payable on December 31, 2002. As of March 27, 2002, Mr. Pope has repaid $32,500.

In 2001 and 2000, officers and shareholders of the Company loaned the Company a total of $133,402. The notes are unsecured, non interest bearing, and due on demand.
                                 Continued
                                    F-12


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2001

NOTE 7 - Net Operating Loss Carryforward for Income Tax Purposes
----------------------------------------------------------------
The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:


                  Year of                             Expiration
                    Loss              Amount                Date
                -------------------------------------------------
                    1992           $ 440,338                2007
                    1993                 -0-                2008
                    1994             198,818                2009
                    1995             782,181                2010
                    1996             241,809                2011
                    1997                 -0-                2017
                    1998              80,058                2018
                    1999           2,642,390                2019
                    2000           2,067,883                2020
                    2001           2,055,330                2021

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

                                                     2001          2000
                                                 ------------  ------------
     Current Tax Asset Value of Net Operating
     Loss Carryforwards at Current Prevailing
     Federal Tax Rate                            $ 2,552,642   $ 1,882,343
     Evaluation Allowance                         (2,552,642)   (1,882,343)
                                                 ------------  ------------
       Net Tax Asset                             $      -      $     -
                                                 ============  ============
       Current Income Tax Expense                $      -      $     -
       Deferred Income Tax Benefit                      -            -





                                 Continued
                                    F-13

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2001

NOTE 8 - Options / Warrants for Purchase of Common Stock
--------------------------------------------------------

During 2001, the Company canceled the 2000 and 1999 stock option incentive plans. The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company's common stock at a purchase price equal to or greater than fair market value
as of the date of the grant.   Options are exercisable six months after the
grant date and expire five years from the grant date. The plan calls for a total of 1,000,000 shares to be held for grant, with no more than 200,000 shares being granted in each year of the plan. A summary of activity follows;
2001 Stock Option Plan                                        2001
                                               ---------------------------

                                                  Weighted
                                                  Average
                                                   Number         Exercise
                                                 of Shares          Price
                                                -------------  ------------
     Outstanding at beginning of year                 -        $     -
     Granted                                         442,969           .79
     Exercised                                        -              -
     Canceled                                         -              -
                                                -------------  ------------
       Outstanding at end of year                    442,969           .79
                                                =============  ============
       Exercisable at end of year                    442,969   $       .79
                                                =============  ============

Compensation expense was adjusted by $63,524 to reflect the proper valuation of the stock options.

The fair value of the option grant was established at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions;
                                                     2001          2000
                                                 ------------  ------------
     Risk-free interest rate                            3.5%          9.0%
     Dividend yield                                       0%            0%
     Volatility                                          50%           50%
     Average expected term
      (years to exercise date)                           1/2           1/2
                                                 ------------  ------------

Employee stock options outstanding and exercisable under this plan as of December 31, 2001 is:

2001 Stock Option Plan
                                              Weighted
                                 Weighted      Average
           Range                  Average     Remaining                 Average
     of Exercise              of Exercise   Contractual              of Exercise
           Price      Options       Price    Life (yrs)     Options       Price
      -----------  ----------- -----------  ----------- -----------  -----------
      $      .79      442,969  $      .79        4         442,969   $      .79

                                 Continued
                                    F-14

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2001

NOTE 9 - Other Comprehensive Income/Loss
----------------------------------------

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

A summary of the components of other comprehensive income for the year ended December 31, 2001 is as follows;

                                        Before-Tax      Income    After-Tax
                                            Amount         Tax       Amount
                                      ------------------------ ------------
     Net Loss                         $(2,055,330) $        -  $(2,055,330)
     Foreign Currency Translation         (87,071) $        -  $   (87,071)
     Net change in unrealized gain
      (loss) on available-for-sale
      securities                                -           -            -
     Total Other Comprehensive
       Income (Loss)                  $(2,142,401) $        -  $(2,142,401)
                                      ============ =========== ============

NOTE 10 - Capital Leases
------------------------
The Company is the lessee of a 1999 Isuzu Truck under a capital lease expiring September 30, 2004. The assets and liabilities under this lease are recorded at the fair market value of the asset. The asset is depreciated over the related lease term. Deprecation of the asset under capital lease is included in depreciation expense for 2001.

Minimum future lease payments under capital leases as of December 31, 2001, for each of the next five year and in the aggregate are:

     2002                                        $   17,178
     2003                                             9,499
     2004                                             7,124
     2005                                                 -
                                                 -----------
     Total Lease Payments                        $   33,801
     Less Amount Representing Interest               (4,146)
                                                 -----------
     Net Lease Payments                          $   29,655
                                                 ===========


                                 Continued
                                     15


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2001

NOTE 11 - Net Earnings (Loss) Per Share
---------------------------------------
Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the years ended December 31, 2001 and 2000.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

     Common shares outstanding during the entire period         15,873,294

     Weighted-average shares paid for, but not issued
       during the period.                                            -
                                                               ------------
     Weighted-average number of common shares used in
        basic EPS                                               15,873,294
       dilutive effect of options                                    -
                                                               ------------
     Weighted-average number of common shares and
       dilutive potential                 common shares used in diluted EPS
       15,873,294
                                                               ============

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended December 31, 2001.

NOTE 12 - Equipment Inventory
-----------------------------
During 2001, the Company returned two pieces of equipment that were purchased from Fonds Concepts (Atzendorf) through the cancellation of shares that were issued when the equipment was acquired. Equipment inventory of $718,938 shown on the balance sheet as a current asset represents inventory acquired that is expected to be placed in service at the Poseidon Products GmbH tire recycling facility in Penkun, Mecklenburg-Vorpommern. The Company anticipates that the assets will be placed in service, and the plant will be fully operational during 2002.



                                 Continued
                                    F-16


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2001

NOTE 13 - Patent Rights
-----------------------

On February 19, 2001, the Company purchased the patent rights to an asphalt "de-icing" technology. This technology was acquired from UTEK Corporation by issuing 1,446,153 shares of Advanced Recycling Sciences, Inc's common stock. Patent rights of $2,350,000 shown on the balance sheet as a "non-current" asset represents the rights, acquired to the technology that will be used in the future.

On May 24, 2000, the Company purchased the patent rights to the Tires2Oil technology. This technology was acquired from UTEK Corporation by issuing 980,000 shares of The Quantum Group, Inc.'s common stock. Patent rights of $1,715,000 shown on the balance sheet as a non current asset represents the rights acquired to the technology that will be used in the future.

NOTE 14 - Land and Land Preparation
-----------------------------------

During the current year, the Company's subsidiary located in Penkun, in the state of Mecklenburg-Vorpommern, Germany, incurred costs associated with the surveying and preparation of the land where the Poseidon Products recycling facility will be constructed. The Company has incurred and capitalized costs in the amount of $218,803 (USD). There was also a reclassification of $249,918 to the land category made during the year that was previously categorized as equipment.

NOTE 15 - Subsequent Events
---------------------------

In January 2002, the Company signed an underwriting agreement with an investment banking firm in Barcelona, Spain. This agreement calls for the investment bankers to market new issue common stock on behalf of the Company commencing in February 2002. The securities will be marketed outside the United States and are exempt from registration under Regulation "S" of the Securities and Exchange Act of 1933. The Company anticipates that it will raise up to two million dollars in the underwriting. As of March 25, 2002, $164,000 has been received. The marketing effort will continue through the balance of 2002.

In March 2002, the Company entered into a similar agreement with an investment banking firm in Hamburg, Germany. The underwriting will commence in April 2002. The Company anticipates that up to three million dollars will be raised in this underwriting, depending on market conditions. This underwriting agreement is for a period of six months.



                                 Continued
                                    F-17


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2001

NOTE 16 - SuperCollider Impact 500 Technology
----------------------------------------------

During 1997, the Company worked on the in-house development of a compact SuperCollider machine designed to take large mesh size crumb rubber produced by the EGS System and buffings from tire retreading and pulverize it into fine powder in order to open up several new markets. These markets include extrusion products, press products and products combining super-fine crumb and plastic. The Company finalized the engineering for the SuperCollider and concluded the development, prototype work and initial performance testing during 1998 and early 1999. After testing the initial prototype, the Company decided not to sell the SuperCollider into the market until a number of improvements could be made. During 1999, the Company made those improvements and began additional testing. The first SuperCollider was installed and operational at the Donovan Correctional
Facility.   It has since been removed and is awaiting shipment to Germany where it will be installed at the Poseidon Facility.

NOTE 17 - License Rights
------------------------

The Company is currently renegotiating its exclusive worldwide license agreement with Faru GmbH., Dresden, Germany ("Faru"). Faru is the patent holder of the REVULCON (R) technology. This technology enables the production of high density, smooth finish rubber moldings and extrusions, including new tires, by adding REVULCON (R) compound. This is done by a process of devulcanizing the rubber, returning it to a state where it can be utilized in new products and re-vulcanized. The reactivated rubber waste can be processed without further additives to rubber products like mats, plates, solid rubber tires, components for fall protection, elements for sound and vibration deadening, blocking and insulating layers against heat and moisture. Profiles and other goods can be made by extrusion or injection molding when the revulcanized rubber is mixed with fresh rubber or plastics. While there are other companies developing and marketing competing technology, the REVULCON (R) technology is the only one that does not introduce or use of chemicals in its process.

The cost and associated amortization of the rights of the license is as follows;


                                      License  Amortization    Accumulated
     Licensor                            Cost  Expense 2001   Amortization
     ----------------------------------------------------------------------
     Rothbury                       $ 497,547      $ 49,756      $ 281,943
     Faru GmbH                        150,000        15,000         52,500
                                    ---------------------------------------
     Total                          $ 647,547      $ 64,756      $ 334,443
                                    =======================================


                                 Continued
                                    F-18

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2001

NOTE 18 - Legal Proceedings
---------------------------

On February 18, 2002, the Company entered into a settlement agreement resolving the litigation between Eurectec and Tyre's Ecology S.r.l., in the Court in Pistoia, Italy. Under the terms of the settlement agreement, Tyre's had delivered all drawings, specifications and handbooks and assigned all rights, title and interest in its C-3000 compact tire and industrial rubber granulator to the Eurectec. Tyre's also issued a non interest bearing promissory note for 25,000 Euro due and payable on June 30, 2002. The Company is negotiating for the purchase of Tyre's C-3000 spare parts inventory and may forgive all or part of the note in exchange for that inventory.

NOTE 19 - Principles of Consolidation
-------------------------------------

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued for fiscal year beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131, effective with the fiscal years ended December 31, 1998. Adoption of SFAS No. 131 did not have a material impact on the Company's financial statements.

The Company's subsidiaries are described as follows;

Poseidon Products GmbH. ("Poseidon")
------------------------------------
     Poseidon is currently a wholly-owned subsidiary of the Company. Through Poseidon, the Company will finish construction of a state of the art rubber recycling facility in Penkun, in the state of Mecklenburg-Vorpommern. This facility will produce crumb rubber and manufacture a wide range of value-added aftermarket products using technologies licensed or developed by the Company.

     Ground breaking on the Poseidon facility occurred on September 17, 1998. Site improvements were begun and foundations for the plant were commenced. Due to difficulties in securing an accompanying bank to sponsor the project, construction of the facility has been delayed. The Company continues to negotiate funding for the facility with several German banks. The Company is also actively seeking a suitable German joint venture partner to help provide partial equity funding, project management, operations assistance and a strong German presence. The Company hopes to have funding in place during the second quarter of 2002. The Company has obtained an additional extension on both the EU grants and the low interest funding commitment from the government of the state of Mecklenburg-Vorpommern.

     Poseidon currently has an office in Penkun and is developing a marketing plan to introduce and sell its manufactured products in Germany and Europe. Assuming sufficient funding is obtained, the Company believes the Poseidon facility will be completed and operational by early next year. The Company expects to have a clearer understanding as to when the Poseidon facility will be finished and operational during the second quarter of 2002.



                                 Continued
                                    F-19

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2001

NOTE 20 - Principles of Consolidation -continued-
-------------------------------------

     As the Poseidon facility will incorporate much of the rubber recycling equipment and aftermarket product technologies the Company has to offer, and will have the capacity to process up to 3 million tires or 30,000 tons of scrap tire rubber per year, the Company intends to use the Poseidon facility as a showcase for sales of future full scale tire recycling plants. The Company expects Poseidon to be a significant revenue driver for the Company's ongoing technology sales and development program.

Tires2Oil, Inc.
---------------

     Tires2Oil, Inc., is a wholly owned subsidiary of the Company. Tires2Oil (tm) was formed as a Nevada corporation on January 17, 2001. The primary responsibility of Tires2Oil (tm) will be the continued research, development and exploitation of certain super critical fluid ("SCF") tire recycling technology owned by the Company. The SCF technology is used to break down tires into a clean form of synthetic crude oil which can be easily upgraded in existing oil refineries. This technology has been proven in the laboratory at University of South Alabama. Tires2Oil (tm) will continue to focus its efforts into determining whether this technology can be feasible on a commercial scale.


Advanced Surfacing Technologies, Inc.  ("AST")
----------------------------------------------

AST was incorporated in Nevada in May 1997 as Quantum Modified Asphalt Xcetera, Inc., a wholly owned subsidiary of the Company. The name was changed to Advanced Surfacing Technologies, Inc., in March 2001.

The Company believes there are significant opportunities in the asphalt paving industry. Among those opportunities, is a potentially large market for crumb rubber to be used in producing crumb rubber modified ("CRM") asphalt paving. This will include the use of specialized mobile equipment for the mixing of crumb rubber and asphalt at hot mix plants, overseeing technology transfer programs to international clients, on-site project management and seminars to educate both public and private sector engineers about the Company's products and services.

Technology Development, Inc.  ("TDI")
-------------------------------------

TDI was acquired by the Company in February 2001. TDI will research, develop and market other technologies in the asphalt paving industry, including the worldwide exclusive licence to certain ground surface applications of a novel ice adhesion modification or "de-icing" technology the Company received when it acquired Technology Development, Inc., from UTEK Corporation. TDI is a wholly owned subsidiary of the Company.



                                 Continued
                                    F-20


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2001

NOTE 20 - Principles of Consolidation -continued-
-------------------------------------

Other Subsidiaries
------------------

Advanced Environmental Technologies, Limited ("AET")
----------------------------------------------------

AET is a wholly owned subsidiary of the Company. AET was incorporated pursuant to the laws of the province of Alberta, Canada on April 21, 1997 as QEST Industries, Inc. The Company changed the name in March 2001. AET will provide engineering support services to tire recycling facilities in both North and South America. These services will be provided via the Company's strategic alliance with Sultech Engineering, a Calgary based engineering concern. The Company will pay Sultech on an as needed, job by job basis.

Eurectec, Inc., ("Eurectec")
----------------------------
Eurectec is a wholly owned subsidiary of Advanced Recycling Sciences, Inc. In February 2002, the Company, through Eurectec reached a resolution of its litigation with Tyre's Ecology, Inc., the successor in interest to CISAP SpA of Italy. Pursuant to terms of the settlement agreement, Tyre's Ecology has delivered all drawings, specifications and handbooks, and assigned all right, title and interest in the C-3000 compact tire and industrial rubber granulating equipment to Eurectec. Tyre's also issued a non interest bearing promissory note for 25,000 Euro due and payable on June 30, 2002. The Company is negotiating for the purchase of Tyre's C-3000 spare parts inventory and may forgive all or part of the note in exchange for that inventory. The Company intends to have the C-3000 re-engineered to include various improvements made by the Company. Upon completion, the Company will seek to license the manufacture of C-3000 units which will be sold by the Company worldwide.

NOTE 21 - Prior Period Adjustments
----------------------------------

The accompanying financial statements for 2001 have been restated to correct an error related to depreciation expense and related accumulated depreciation to decrease net loss for 2000 by $56, 553, ($.01 per share). The remaining $430,204 was to correct errors in inter-company elimination entries made for the subsidiaries of the Company for the year ended 2000. This entry has no net effect on the net loss of the Company. Retained earnings at the beginning of the 2001 have been adjusted for the effects of the restatement on prior years.

                                    F-21




-------------------------------------------------------------------------

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------

     During 2000, the Company's Certified Public Accountant, Darrell Schvaneveldt of Schvaneveldt and Associates died. His practice was acquired by Crouch, Bierwolf & Associates, the Company's current Certified Public Accountants. During 2001, Crouch, Bierwolf & Associates changed its name to Bierwolf, Nilson & Associates.


--------------------------------------------------------------------------

                                  PART III

--------------------------------------------------------------------------

           ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                    AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------

     The following table sets forth as of December 31, 2001 the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.


                                                         Director or
Name                     Age    Position                 Officer Since
------------------       ----   ------------------------ ----------------
Ehrenfried Liebich       59     Chief Executive Officer  March 1989
                                Director                 March 1989

Keith J. Fryer           52     President                October 2000
                                Chief Operating Officer  October 2000
                                Secretary                July 1997
                                Director                 March 1995

John F. Pope             59     Vice President           January 1991
                                Treasurer                January 1991
                                Director                 March 1989

--------------------------------------------------------------------------

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

     In 1989, Mr. Pope became a founding member of the Board of Directors of the Quantum Group, Inc. Mr. Pope is a Certified Management Accountant
(CMA) and served on the National Board of Directors of The Institute of Management Accountants, where he served on the National Strategic Planning Committee. He has also been Certified in Financial Management (CFM) by the same institute. He is a Certified Public Accountant (CPA) and a member of the American Institute of Certified Public Accountants (AICPA). He has been a member of a number of other professional and civic organizations, including the Curriculum Steering Committee, School of Accountancy, University of Southern California.

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

     Scientific Advisory Board

     Victor F. Petrenko, Dr.Sci., Ph.D. Dr. Petrenko received a Masters Degree in Engineering Physics and Electronics from the Moscow Institute of Physics and Technology, Moscow, U.S.S.R. in 1970. He earned a Ph.D. in Experimental Physics from the Institute of Physical Problems, Academy of Science, Moscow, U.S.S.R. in 1974. Since 1991, Dr. Petrenko has worked as a Research Professor of Engineering at the Thayer School of Engineering, Dartmouth College. Dr. Petrenko has been closely involved with the research, development and patenting of the novel ice adhesion modification or "de-icing" technology recently acquired by the Company. Dr. Petrenko holds six U.S. and two International patents.

     Jagdish Dhawan, Ph.D. Dr. Dhawan received a Masters Degree in Chemical Engineering from the University of Kanpur, India in 1969. He earned a Ph.D. in Chemical Engineering from the University of Mississippi in 1974. Dr. Dhawan is a Professor at the University of South Alabama, where he has taught since 1983. From 1995 to 1998, he also served as a consultant to the Center for Legislative Energy & Environmental Research, Irving Texas. Dr. Dhawan is the primarily responsible for developing the Tires2Oil (tm) recycling process.

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

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that Mr. Liebich inadvertently failed to timely file Form 4s disclosing the sell of securities in September and November 2001. Disclosure of these sales was made on the Form 5 Mr. Liebich filed for the year ended December 31, 2001.


--------------------------------------------------------------------------

                     ITEM 10.  EXECUTIVE COMPENSATION

--------------------------------------------------------------------------

     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 2001 the end of the Registrant's last completed fiscal year).

                              Summary Compensation Table
                             ---------------------------
                                Annual Compensation          Long Term Compensation
                                -------------------------   Awards     Payouts
                                                          ---------  ----------------
                                            Other  Restr-                       All
Name and                                   Annual   icted              LTIP   Other
Principal                                 Compen-   Stock   Options          Compen-
Position          Year   Salary    Bonus   sation Awards $   /SARS#  Payout   sation
-------------------------------------------------------------------------------------
Ehrenfried
 Liebich           2001     $-0-     $-0- $132,325    $-0-  $29,227     $-0-     $-0-
CEO/Director       2000      -0-      -0-  129,956     -0-   52,666      -0-      -0-
                   1999      -0-      -0-  169,573     -0-   52,696      -0-      -0-


Keith Fryer (1)    2001      -0-      -0-  171,071     -0-   29,227      -0-      -0-
President/COO/     2000      -0-      -0-  132,750     -0-   36,259      -0-      -0-
Secretary/Director 1999      -0-      -0-   95,000     -0-   36,198      -0-      -0-

John F. Pope (2)   2001      -0-      -0-  110,750     -0-   24,007      -0-      -0-
Vice President     2000      -0-      -0-   50,000     -0-   15,108      -0-      -0-
Treasurer/Director 1999      -0-      -0-   27,500     -0-   14,999      -0-      -0-

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

Stock Option and Stock Appreciation Rights Plans

     The Company hereby incorporates by reference the Form 10-KSB filed on April 2, 2001, for information regarding stock options granted during the first quarter of 2001.

     The Company granted no options during the second, third and fourth quarters of 2001.

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


---------------------------------------------------------------------------

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT

---------------------------------------------------------------------------

     The following table sets forth as of March 27, 2002 the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 17,176,913 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                           Amount and
            Name of                        Nature of
Title of    Beneficial                     Beneficial         Percentage
Class       Owner                          Ownership           of Class
-------------------------------------------------------------------------
Common      Ehrenfried Liebich            1,311,277(1)              7.5%
            14771 Myford Road
            Building B
            Tustin, California 90744

Common      Keith J. Fryer                  713,787(2)              4.1%
            14771 Myford Road
            Building B
            Tustin, California 90744

Common      John F. Pope (2)                 79,996(3)              .05%
            14771 Myford Road
            Building B
            Tustin, California 90744

Common      UTEK Corporation                 2,309,453             13.2%
            202 South Wheeler Street
            Plant City, Florida 33566
---------------------------------------------------------------------------
Common      All Officers and Directors
            as a Group:
            (3 persons)                      2,105,060               12%

---------------------------------------------------------------------------

This includes options to purchase up to an additional 142,358 common shares within 60 days of the date of this Form 10-KSB.
(2) This includes 25,000 shares held of record by his three children and 1,488 held of record by Keith Fryer Associates, California, Inc., all of which he may be deemed to be a beneficial owner of. This figure also includes options to purchase up to an additional 376,121 common shares within 60 days of the date of this Form 10-KSB.
(3) This includes 19,500 shares which are held of record by John F. Pope, Inc. Mr. Pope may be deemed to be a beneficial owner of the shares because he has shared investment power of the shares. This figure also includes options to purchase up to an additional 60,496 common shares within 60 days of the date of this Form 10-KSB.


---------------------------------------------------------------------------

                    ITEM 12.  CERTAIN RELATIONSHIPS AND
                            RELATED TRANSACTIONS

---------------------------------------------------------------------------

     In August 1998 and January 1999, the Company loaned $30,000 and $10,000 respectively, to John Pope, a director and officer of the Company. Both notes are at an interest rate of 9% per annum. Both notes have been extended and are now due and payable on December 31, 2002. As of March 27, 2002, Mr. Pope has repaid $32,500.

     There were no other related party transactions occurred during 2001.


---------------------------------------------------------------------------

                                 PART IV

---------------------------------------------------------------------------
                ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

---------------------------------------------------------------------------

(a)  Reports on Form 8-K.

     None.

(b)  Exhibits.  The following exhibits are included as part of this report:

     None.

---------------------------------------------------------------------------

                                SIGNATURES

---------------------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                   Advanced Recycling Sciences, Inc.
                                   a Nevada corporation

Dated: March 29, 2002              By: /s/ Keith J. Fryer
                                       --------------------
                                        Keith J. Fryer, President



DATE                     NAME AND TITLE           SIGNATURE

March 29, 2002           Keith J. Fryer           By: /s/ Keith J. Fryer
                                                      -------------------
                         President/COO/                Keith J. Fryer
                         Director/Secretary



March 29, 2002           John F. Pope             By: /s/ John F. Pope
                                                      ------------------
                         Vice President/               John F. Pope
                         Treasurer/Director