Form 10QSB
period 2002-03-31
ADVANCED RECYCLING SCIENCES INC
filed 2002-05-15
CIK 921450

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
     March 31, 2002                                            0-23812

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

        Common stock, par value $.001; 18,036,913 shares outstanding as of March 31, 2002


                                                                      Page
                                                                     ------

PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet as of March 31, 2002 and
          December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . .3

          Consolidated Statement of Operations for the three months
          ended March 31, 2002 and 2001  . . . . . . . . . . . . . . . . .5

          Consolidated Statement of Shareholder's Equity
          for the three months ended March 31, 2002. . . . . . . . . . . .6

          Statement of Cash Flows for the three months ended
          March 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . .8

          Notes to Financial Statements at March 31, 2002 and
          2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

     Item 2.  Management Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . 11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 14

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . 14

     Item 3.  Default upon Senior Securities . . . . . . . . . . . . . . 15

     Item 4.  Submission of Matters to a Vote of Security Holders. . . . 15

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . 16

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 16

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Advanced Recycling Sciences, Inc.
                               Balance Sheets

                                      March 31,     March 31,  December 31,
                                        2002          2001          2001
                                   ------------  ------------  ------------
                                    (Unaudited)   (Unaudited)
Current Assets
--------------
  Cash                             $     7,308   $   186,230   $     3,785
  Accounts Receivable                    -            98,326         -
  Interest Receivable                    -               722         -
  Inventory                              -             2,909         -
  Equipment Inventory                  718,938     1,838,050       718,938
  Deposit                               14,281        31,409        14,281
  Note & Interest Receivable
   - Officer                            11,430         9,179        11,430
  Prepaid Expenses                       6,576       134,468         6,576
                                   ------------  ------------  ------------
     Total Current Assets              758,533     2,301,293       755,010

Property and Equipment
----------------------
  Furniture & Fixtures                  38,550        33,339        38,550
  Equipment                          1,504,870     1,732,639     1,504,870
  Vehicles                               -            81,485        39,402
  Land                                 617,840       149,119       617,840
  Web Sites                             25,728        19,468        25,728
                                   ------------  ------------  ------------
     Total Property & Equipment      2,186,988     2,016,050     2,226,390
     Less Accumulated Depreciation    (835,390)     (496,258)     (768,861)
                                   ------------  ------------  ------------
     Net Property & Equipment        1,351,598     1,519,792     1,457,529

Other Assets
------------
  License Rights                       647,554       647,554       647,554
  Patent Rights                      4,065,000     4,065,000     4,065,000
                                   ------------  ------------  ------------
     Total Other Assets              4,712,544     4,712,544     4,712,544

     Less Accumulated Amortization    (350,632)     (285,877)     (334,443)
                                   ------------  ------------  ------------
     Net Other Assets                4,361,912     4,426,667     4,378,101
                                   ------------  ------------  ------------
     Total Assets                  $ 6,472,043   $ 8,247,752   $ 6,590,640
                                   ============  ============  ============


                                 Continued
                                     3

                     Advanced Recycling Sciences, Inc.
                               Balance Sheets

                                      March 31,     March 31,  December 31,
                                        2002          2001          2001
                                   ------------  ------------  ------------
                                    (Unaudited)   (Unaudited)

Current Liabilities
-------------------
  Accrued Expenses                 $    80,481   $     5,254   $    61,561
  Accounts Payable                     610,099       334,934       526,123
  Notes Payable                        135,729         -           154,582
  Interest on Notes Payable              7,909         -             7,909
  Payroll Taxes Payable                  3,545        14,728         -
  Sales Tax Payable                      -             2,447         -
                                   ------------  ------------  ------------

     Total Current Liabilities         837,763       357,363       750,175

Long Term Liabilities
---------------------
  Capital Lease                         29,655        31,475        29,655
  Notes Payable                         78,721       717,884        78,721
                                   ------------  ------------  ------------
     Total Long Term Liabilities       108,376       749,359       108,376

     Minority Interest                  43,314         -           44, 738

Stockholders' Equity
--------------------
  Preferred Stock; 5,000,000
   Shares Authorized, Par Value
   of $0.001 Per Share; Zero
   Shares Issued and Outstanding         -             -             -
  Common Stock; 50,000,000 Shares
   Authorized; Par Value of
   $0.001 Per Share; 18,036,913;
   15,348,770; and 17,176,913
   Shares Issued and Outstanding
   Respectively                         18,037        15,348        17,177
  Additional Paid In Capital        14,049,323    14,122,196    13,807,412
  Paid In Capital Stock Options         25,543         -            25,543
  Accumulated Deficit               (8,523,242)   (6,996,514)   (8,075,710)
  Accumulated Other Comprehensive
   Income                              (87,071)        -           (87,071)
                                   ------------  ------------  ------------
     Total Stockholders' Equity      5,482,590     7,141,030     5,687,351
                                   ------------  ------------  ------------
     Total Liabilities and
     Stockholders' Equity          $ 6,472,043   $ 8,247,752   $ 6,590,640
                                   ============  ============  ============


              See accompanying notes to financial statements.
                                     4
                     Advanced Recycling Sciences, Inc.
                          Statement of Operations

                                                                  For the
                                                                Year Ended
                                  For the Three Months Ended   December 31,
                                       2002          2001          2001
                                   ------------  ------------  ------------
                                   (Unaudited)   (Unaudited)
Revenues
--------
  Equipment Sales                  $     -       $     -       $    38,897
  Product Sales                          -            50,495        48,662
                                   ------------  ------------  ------------
     Total Revenues                      -            50,495        87,559
     Cost of Sales                       -            34,619        37,287
                                   ------------  ------------  ------------
     Gross Profit                        -            15,876        50,272

Expenses
--------
  Depreciation                          75,841        79,449       324,826
  Amortization                          16,189        16,189        64,756
  Travel                                20,565        21,388        87,812
  Professional Fees                     16,988        93,041       175,032
  Office                                30,041        26,941        82,221
  Rent & Utilities                      26,061        20,278       119,835
  Administrative Expenses               89,192        86,864       578,796
  Consultant Fees                      167,360       146,656       674,731
  Interest                               6,285           119         9,058
  Options Issued Expense                 -            15,000         -
                                   ------------  ------------  ------------
     Total Expenses                    448,522       505,925     2,117,067
     Net Income (Loss)
     from Operations                  (448,522)     (490,049)   (2,066,795)

Other Income (Expenses)
-----------------------
  Interest Income                        -               672         1,215
  Gain (Loss) on Sale of Assets           (434)        -               988
                                   ------------  ------------  ------------
     Total Other Income (Expenses)        (434)          672         2,203

     Minority Interest                   1,424         -             9,262
                                   ------------  ------------  ------------
     Net Income (Loss)             $  (447,532)  $  (489,377)  $(2,055,330)
                                   ============  ============  ============
     Net Income (Loss) Per Share   $     (0.03)  $     (0.04)  $     (0.13)

     Weighted Average Shares
     Outstanding                    17,606,913    12,766,113    15,873,294

     Fully Diluted Net Profit
     Per Share                             N/A           N/A           N/A

              See accompanying notes to financial statements.
                                     5

                     Advanced Recycling Sciences, Inc.
                     Statement of Stockholders' Equity
                   From January 1, 2001 to March 31, 2002

                            Common Stock         Paid In  Comprehensive  Accumulated
                         Shares     Amount       Capital       Income       Deficit
                   -----------------------------------------------------------------
Balance,
January 1, 2001     12,752,128  $  12,751   $11,128,925    $   (80,391)  $(6,020,380)

Shares Issued for
Patent Rights at
$1.625 Per Share     1,446,153      1,446     2,348,554          -             -

Shares Issued for
Services at $.85
Per Share               85,000         85        67,915          -             -

Shares Issued for
Cash (Euro Reg-S)
at $.54 Per Share    1,457,464      1,458       782,373          -             -

Shares Issued for
Cash (Euro Reg-S)
at $.48 Per Share    1,311,250      1,311       623,689          -             -

Shares Issued for
Debt at $.40 Per
Share                  765,385        766       305,388          -             -

Shares Canceled
for Asset Return      (640,467)      (640)   (1,360,365)         -             -

Options Adjustment       -          -           (63,524)         -             -

Foreign Currency
Translation              -          -             -             (6,710)        -

Net Loss for the
Year Ended
December 31, 2001        -          -             -              -        (2,055,330)
                    -----------------------------------------------------------------
Balance,
December 31, 2001   17,176,913  $  17,177   $13,832,955     $  (87,101)  $(8,075,710)
                    =================================================================


                                 Continued
                                     6

                     Advanced Recycling Sciences, Inc.
                     Statement of Stockholders' Equity
                   From January 1, 2001 to March 31, 2002

                            Common Stock         Paid In  Comprehensive  Accumulated
                         Shares     Amount       Capital       Income      Deficit
                   -----------------------------------------------------------------
Balance,
January 1, 2002     17,176,913  $  17,177   $13,832,955     $  (87,101)  $(8,075,710)

Shares Issued for
Cash (Asian Reg-S)
at $.25 Per Share      560,000        560       167,211          -             -

Shares Issued for
Cash (Euro Reg-S)
at $.30 Per Share      300,000        300        74,700          -             -

Net Loss for the
Three Months Ended
March 31, 2002           -          -             -              -          (447,532)
                    -----------------------------------------------------------------
Balance,
March 31, 2002      18,036,913  $   18,037  $14,074,866    $   (87,101)  $(8,523,242)
                    =================================================================



              See accompanying notes to financial statements.
                                     7






                     Advanced Recycling Sciences, Inc.
                          Statement of Cash Flows

                                                                            For the
                                             For the Three Months Ended   Year Ended
                                                March 31,     March 31,  December 31,
                                                  2002          2001         2001
                                             ------------  ------------  ------------
                                              (Unaudited)   (Unaudited)
Cash Flows from Operating Activities
------------------------------------
 Net Profit or (Loss)                        $  (447,532)  $  (489,377)  $(2,055,330)
 Adjustments to Reconcile Net Profit
  or (Loss) to Net Cash;
   Options Issued                                  -            15,000       (63,524)
   Amortization and Depreciation                  92,030        95,638       389,582
   Gain on Sale of Fixed Assets                     (423)        -              (988)
   Stock Issued for Services                       -             -            68,000
 Changes in Operating Assets & Liabilities;
  (Increase) Decrease in Accounts Receivable       -           (38,377)       59,949
  (Increase) Decrease in Interest Receivable       -             -               722
  (Increase) Decrease in Inventory                 -            34,619        37,528
  (Increase) Decrease in Equipment Inventory       -            (2,839)        -
  (Increase) Decrease in Notes Receivable          -            24,851        22,570
  (Increase) Decrease in Prepaid Expense           -             4,976       132,868
  (Increase) Decrease in Deposits                  -             -            17,128
  Increase (Decrease) in Accrued Expenses         18,920        (3,893)       52,324
  Increase (Decrease) in Accounts Payable         83,976      (117,154)       74,035
  (Decrease) Increase in Interest on
   Notes Payable                                   -            (3,637)        4,272
  Increase (Decrease) in Payroll Taxes
   Payable                                         3,545        14,728         -
  Increase (Decrease) in Sales Taxes
   Payable                                         -             2,447         -
                                             ------------  ------------  ------------
   Net Cash Provided (Used)
   by Operating Activities                      (249,484)     (463,108)   (1,260,864)

Cash Flows from Investing Activities
------------------------------------
 Land Preparation and Costs                        -             -          (218,803)
 Purchase of Equipment                             -            (9,845)      (70,087)
 Purchase of Website                               -             -           (16,078)
 Purchase of Furniture & Fixtures                  -             -              (772)
 Proceeds from Sale of Equipment                  30,513         -            31,054
                                             ------------  ------------  ------------
   Net Cash Provided (Used)
   by Investing Activities                        30,513        (9,845)     (274,686)


                                 Continued
                                     8

                     Advanced Recycling Sciences, Inc.
                          Statement of Cash Flows

                                                                            For the
                                             For the Three Months Ended   Year Ended
                                                March 31,     March 31,  December 31,
                                                  2002          2001          2001
                                             ------------  ------------  ------------
                                              (Unaudited)   (Unaudited)
Cash Flows from Financing Activities
------------------------------------
 Sale of Common Stock                            242,771       630,868     1,481,096
 Payment of Long Term Debt                       (18,853)        -            (1,820)
 Increase (Decrease) in Minority Interest         (1,424)       12,994        44,738
                                             ------------  ------------  ------------
   Net Cash Provided (Used) by
   Financing Activities                          222,494       643,862     1,524,014
                                             ------------  ------------  ------------

   Increase (Decrease) in Cash                     3,523       170,909       (11,536)

   Cash at Beginning of Period                     3,785        15,321        15,321
                                             ------------  ------------  ------------
   Cash at End of Period                     $     7,308   $   186,230   $     3,785
                                             ============  ============  ============
Disclosures from Operating Activities
-------------------------------------
 Interest                                    $     -       $       119   $     9,058
 Taxes                                             -             -             -



              See accompanying notes to financial statements.
                                     9


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                               March 31, 2002

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



                                 Continued
                                     10
                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                               March 31, 2002

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

NOTE 3 - Interim Financial Statements
-------------------------------------

The financial statements for the three months ended March 31, 2001 and 2000 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2001 and 2000. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

General
-------

     Advanced Recycling Sciences, Inc., ("ARS" or the "Company") is in the business of developing innovative products and technologies in the environmental and recycling industries, with specific emphasis on scrap tire and industrial rubber recycling. The Company has several websites that can be viewed at at http://www.ars-tech.com, http://www.poseidon-products.com, http://www.tires2oil.com, http://www.ast-paving.com and http://www.no-ice.com. These websites allow visitors to access an overview of the Company's activities, obtain market information for the Company's trading stock and view the Company's EDGAR filings. The Company also has a portal website, http://www.tirerecycling.com.

                                     11
Liquidity and Capital Resources

     As of March 31, 2002, the Company had cash on hand of $7,308. The Company raised $242,771 during the three months ended March 31, 2002 in a Regulation S offering. This is the initial funding from the first of two 2002 Regulation S offerings. This first 2002 Regulation S offering is anticipated to raise a total of between $1,000,000 and $2,000,000 depending on market conditions. The second Regulation S offering is scheduled to commence in May 2002, and is expected to raise between $1,500,000 and $2,000,000. This funding, should it materialize, would be utilized to implement the Company's business development strategy.


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2002 and the three months ended March 31, 2001.


     The Company generated a loss of $447,532 in the quarter ended March 31, 2002, compared to a loss of $489,377 for the quarter ended March 31, 2001. This $41,485 (8.5%) reduction in loss is a result of a reduction in professional fees expense of $72,476 offset by increases in office expense, administrative expenses and consulting expense. The Company had no significant sales in either year. The Company had $50,495 in crumb rubber sales for the three months ended March 31, 2001. The Company had no revenue for the three months ended March 31, 2002. No revenue from license fees was generated in either the quarter ended March 31, 2002 or 2001. Due to the emphasis on technology transfer, no license fee income is anticipated until a full scale Tires2Oil(TM) plant is operational. Such plant will not be begun until and unless the pilot plant proves successful. Subject to the above referenced funding, the pilot plant is expected to be completed during the third quarter of 2002.

     Historically, the majority of the Company's equipment sales were recorded when equipment was shipped and title passed to the buyer. Typical sales were by letter of credit, with the funds released by the bank when the equipment was placed for shipment with the carrier. Historically, payment for the Company's equipment sales have been made on the basis of 10% due at the time of sale, 80% due on shipment of the equipment and 10% due on the completion of installation. This has resulted in the Company receiving its revenue in large lump sums at irregular intervals rather than smaller amounts at frequent intervals. Equipment purchased for the use of a subsidiary or joint venture is recorded as a purchase of assets with no revenue or inter-company profit generated upon the transfer to the operating entity. The Company revised its equipment sales approach during 2000. In the future, the Company will receive fees for the design, configuration and specification of certain pieces of equipment. The Company will receive revenue from the sale of scrap tire shredding and granulating equipment, after market product manufacturing equipment and rubberized asphalt paving blending equipment. In most cases, the sale will be made directly from the specified supplier to the client. The manufacturer will warrant its equipment directly to the buyer. The acquisition of the Tires2Oil(TM) technology and the de-icing technology directs a significant portion of the Company's future revenue generation activities to a technology transfer emphasis combined with its anticipated tire processing and tire manufacturing facility rather than only equipment sales.


                                     12

     Net cash used in operations was $249,484 during the three months ended March 31, 2002 compared to $463,108 in the three months ended March 31, 2001. The primary use of cash was the funding of the net operating loss of $447,532 for the quarter ended March 31, 2002. This was also the case in 2001, where the operating loss was $489,377. During the first quarter 2002, Accounts Payable increased by $83,976 and Accrued Expenses increased $18,920. During the first quarter 2001, Accounts Receivable increased by $38,377, Inventory decreased $34,619 and Accounts Payable were reduced by $117,154.

     Depreciation Expense of $75,841 for the three months ended March 31,
2002, is a slight reduction from the 2001 expense of $79,449   This $3,608
reduction is due to the disposal of a truck previously acquired for the QCAL operation and not necessary in current operations.

     Travel expenses of $20,565 for the quarter ended March 31, 2002, is a practically unchanged from the $21,388 expense for the quarter ended March 31, 2001.

     Professional fees decreased from $93,041 for the three months ended March 31, 2001, to $20,565 for the comparable 2002 quarter. The legal expenses in the first quarter of 2001 were abnormally high due, primarily, to the legal activities regarding patents and related matters for both the Tires2Oil(TM) license and the purchase of the de-icing technology license.

     Office expense of $30,041 for the three months ended March 31, 2002, is a $3,100 increase from the 2001 expenses of $26,941 for the same quarter. This increase is primarily due to increased translation expense for documentation related to the Poseidon project and the CISAP settlement.

     Administrative expenses of $89,192 for the three months ended March 31, 2002, are $2,328 higher than the $86,864 for the comparable 2001 period. This increase is due to the salary expense of a project manager, who was on a consulting basis in the first quarter of 2001 offset by reductions in public relations, automobile and insurance expenses.

     Consulting expenses of $167,360 for the three months ended March 31, 2002 increased from the three months ended March 31, 2001 expense of $146,656. This increase is due to the addition of two consultants working in Germany ($30,000) less the consulting fees ($10,000) of a project manager who worked as a consultant during the first quarter of 2001 and who is now a full time employee.

     Options expense of $15,000 was recognized in the three months ended March 31, 2001, for the 2001 employee incentive stock option program. The year 2002 expense has yet to be incurred. The Company has not issued the 2002 options, but intends to do so during the second quarter of 2002.


Comparison of the three months ended March 31, 2001 and the three months ended March 31, 2000.


     The Company generated a loss of $489,377 in the quarter ended March 31, 2001, compared to a loss of $662,410 for the quarter ended March 31, 2000. This $173,033 (26%) reduction in loss is a result of general reductions in General and Administrative expenses and the closing of the Company's subsidiary operation in San Diego, California. Company had no significant sales in either year. The Company had $50,495 in crumb rubber sales for the three months ended March 31, 2001. The Company had $108,214 in revenue for the three months ended March 31, 2000. The crumb rubber sales in 2001 are essentially the disposition of the inventory remaining after the closing of the San Diego facility, and as such, will not be repeated.
                                     13
     Net cash used in operations was $463,106 during the three months ended March 31, 2001 compared to $559,242 in the three months ended March 31, 2000. The primary use of cash was the funding of the net operating loss of $489,377 for the quarter ended March 31, 2001. This was also the case in 2000, where the operating loss was $662,410. During the first quarter 2001, Accounts Receivable increased by $38,377, Inventory decreased $34,619 and Accounts Payable where reduced by $117,154. Cash used in operations in 2000 was affected by an increase in Accounts Receivable of $89,019. Additionally, Inventory increased by $39,521, Customer Deposits decreased by $190,714, and Accounts Payable were reduced by $89,019 during the 2000 first quarter.

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

     Professional fees increased from $31,860 for the three months ended March 31, 2000, to $93,041 for the comparable 2001 quarter. This increase is due, primarily, to the legal activities regarding patents and related matters for both the Tires2Oil(TM) license and the purchase of the de-icing technology license in the first quarter of 2001. Additionally, legal support for the Company's current and in-formation overseas joint venture was increased, as these projects move closer to maturity.

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

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


     There were no significant changes in the Company's litigation with Veplas Manufacturing LTD., during the quarter ended March 31, 2002.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

                                     14
     The following securities, which are not registered under the Securities Act of 1933, were issued since the Company's last quarterly report for the quarter ended March 31, 2002.

     During the quarter ended March 31, 2002, the Company sold 860,000 shares of its common stock to non United States persons in Asia and Europe. The Company received $230,000 from the sale of the shares. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     On March 11, 2002, the Company, through its subsidiary Advanced Surfacing Technologies, Inc., ("AST") entered into an Agent Agreement ("Agreement") with CEI Enterprises, Inc., ("CEI") to market CEI's proprietary rubberized asphalt hot mix blending and reaction systems. CEI, which is based in Albuquerque, New Mexico, specializes in heating, storage and mixing equipment for the hot asphalt mix industry. AST was given the exclusive rights to market the technology in Europe.

     Pursuant to the Agent Agreement, AST will be responsible to generate interest in and locate potential customers to purchase CEI's equipment.
AST will arrange meetings, provide marketing plans and analysis to potential buyers and assist in negotiations, contract completion and follow up activities. Under the terms of the Agreement, CEI will be responsible for providing sales material including brochures, equipment layouts, trade show displays and pricing information. CEI will also be responsible to provide training seminars, product warranties, technical support and installation related requirements.

     For its services, AST will be paid fees for initial equipment sales, spare parts sales by CEI after initial equipment package delivery, and fees for subsequent sales to or generated by customers introduced to CEI by AST.

     To retain its exclusive rights in Europe, AST must sell at least one crumb rubber modified asphalt paving blending system per year. If AST cannot fulfill this requirement, it will retain a non-exclusive right in Europe. The term of this Agreement is five years, unless extended by the parties in writing.

     AST may also market CEI's technology any where else in the world on a non-exclusive basis upon terms to be negotiated between AST and CEI on a case by case basis.

                                     15

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2002.

     (B) Exhibits. The following exhibits are included as part of this report:

     None.










                                     16




                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Advanced Recycling Sciences, Inc.

May 10, 2002                         /s/ Keith J. Fryer
                                     ------------------
                                     Keith J. Fryer
                                     President and Chief Operating Officer

May 10, 2002                         /s/ John F. Pope
                                     ----------------
                                     John F. Pope
                                     Vice President, Finance
                                     Chief Accounting Officer