Form 10QSB
period 2002-06-30
ADVANCED RECYCLING SCIENCES INC
filed 2002-08-14
CIK 921450

United States
                     Securities and Exchange Commission
                            Washington, DC 20549


                                FORM 10-QSB
               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


     For the Quarter Ended                      Commission File Number
       June 30, 2002                                     0-23812


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


          Park Irvine Business Center, 14771 Myford Road, Suite B
          --------------------------------------------------------
                              Tustin, CA 92780
                             ------------------
                  (Address of principal executive offices)


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

            X   Yes        No
          -----     ------

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

       Common stock, par value $.001; 19,393,101 shares outstanding as of June 30, 2002
                                                                      Page
                                                                     ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheet as of June 30, 2002 and
     December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . .3

     Consolidated Statement of Operations for the three
     months and six months ended June 30, 2002 and 2001  . . . . . . . . .5

     Consolidated Statement of Shareholder's Equity
     for the six months ended June 30, 2002. . . . . . . . . . . . . . . .6

     Statement of Cash Flows for the six months ended
     June 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . .8

     Notes to Financial Statements at June 30, 2002. . . . . . . . . . . 10

  Item 2.  Management Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . 11

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 17

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . 17

  Item 3.  Default upon Senior Securities. . . . . . . . . . . . . . . . 17

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . 18

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . 18

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 18




                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Item 1.  Financial Statements
                     Advanced Recycling Sciences, Inc.
                               Balance Sheet

                                           June        June       December
                                         30, 2002    30, 2001     31, 2001
                                       ----------- -----------  -----------

   Assets

Current Assets
--------------

 Cash                                 $    26,780  $   14,736  $     3,785
 Accounts Receivable                         -         79,760         -
 Interest Receivable                         -            722         -
 Inventory                                   -          2,909         -
 Deposit                                   14,281      31,409       14,281
 Note & Interest Receivable - Officer       7,500       7,500       11,430
 Prepaid Expenses                           6,576     134,468        6,576
                                       ----------- -----------  -----------
   Total Current Assets                    55,137     271,504       36,072

Property & Equipment
--------------------

 Furniture & Fixtures                      38,550      33,339       38,550
 Equipment                              1,504,870   1,732,360    1,504,870
 Vehicles                                    -         81,485       39,402
 Land                                     617,840     149,119      617,840
 Web Sites                                 25,728      22,968       25,728
                                       ----------- -----------  -----------
   Total Property & Equipment           2,186,988   2,019,271    2,226,390
   Less Accumulated Depreciation         (911,230)   (602,190)    (768,861)
                                       ----------- -----------  -----------
   Net Property & Equipment             1,275,758   1,417,081    1,457,529

Other Assets
------------

 Construction in Progress                 718,938   1,838,050      718,938
 License Rights                           647,544     647,544      647,544
 Patent Rights                          4,065,000   4,065,000    4,065,000
 Deposit                                     -         11,000         -
                                       ----------- -----------  -----------
   Total Other Assets                   5,431,482   6,561,594    5,431,482
   Less Accumulated Amortization         (366,821)   (307,462)    (334,443)
                                       ----------- -----------  -----------
   Net Other Assets                     5,064,661   6,254,132    5,097,039
                                       ----------- -----------  -----------
   Total Assets                       $ 6,395,556  $7,942,717  $ 6,590,640
                                       =========== ===========  ===========

                                 Continued
                                     3



                     Advanced Recycling Sciences, Inc.
                               Balance Sheet

                                           June        June       December
                                         30, 2002    30, 2001     31, 2001
                                       ----------- -----------  -----------
   Liabilities & Stockholders' Equity

Current Liabilities
-------------------

 Accrued Expenses                     $    52,995  $    5,254  $    61,561
 Accounts Payable                         647,536     418,841      526,123
 Note Payable - Current                   216,101        -          93,010
 Note Payable - Related Party             183,402        -         133,402
 Interest on Notes Payable                  7,909        -           7,909
 Sales Tax Payable                           -          2,447         -
                                       ----------- -----------  -----------
   Total Current Liabilities            1,107,943     426,542      822,005

Long Term Liabilities
---------------------

 Capital Leases                            21,180      31,475       29,655
 Notes Payable                              6,891     640,034        6,891
                                       ----------- -----------  -----------
   Total Long Term Liabilities             28,071     671,509       36,546

Minority Interest in Subsidiary            39,064        -          44,738
-------------------------------

Stockholders' Equity
--------------------

 Preferred Stock, 5,000,000 Shares
  Authorized; Par Value of $0.001
  Per Share, Zero Shares Issued
  and Outstanding                            -           -            -
 Common Stock, 50,000,000 Shares
  Authorized, Par Value of $0.001
  Per Share, 19,393,101 - 15,756,620
  and 17,176,913 Shares Issued and
  Outstanding                              19,393      15,757       17,177
 Additional Paid In Capital            14,239,010  14,405,673   13,807,412
 Paid in Capital Stock Options             25,543        -          25,543
 Accumulated Deficit                   (8,976,397) (7,576,764)  (8,075,710)
 Accumulated Other Comprehensive
  Income                                  (87,071)       -         (87,071)
                                       ----------- -----------  -----------
   Total Stockholders' Equity           5,220,478   6,844,666    5,687,351
                                       ----------- -----------  -----------
   Total Liabilities &
   Stockholders' Equity               $ 6,395,556  $7,942,717  $ 6,590,640
                                       =========== ===========  ===========


            See accompanying notes to the financial statements.
                                     4

                     Advanced Recycling Sciences, Inc.
                          Statement of Operations
                                (Unaudited)

                       For the      For the     For the       For the       For the
                        Three        Three        Six           Six       the Twelve
                        Months       Months      Months       Months     Months Ended
                      Ended June  Ended June  Ended June    Ended June      December
                      30, 2002     30, 2001    30, 2002      30, 2001      31, 2001
                     -----------  ----------- -----------  ------------  ------------
Revenues
--------
 Equipment Revenue   $    -      $     -      $    -      $      -      $     38,897
 Product Sales            -           10,140       -            60,635        48,662
                     -----------  ----------- -----------  ------------  ------------
   Total Revenues         -           10,140       -            60,635        87,559
   Cost of Sales          -            -           -            34,619        37,287
                     -----------  ----------- -----------  ------------  ------------
   Gross Profit           -           10,140       -            26,016        50,272
Expenses
--------
 Commissions              -            2,500       -             4,424         -
 Depreciation            75,840      105,932     151,681       185,381       324,826
 Amortization            16,189       21,585      32,378        37,774        64,756
 Travel                   8,938       16,791      29,503        38,179        87,812
 Professional Fees       47,104      101,189      64,092       194,230       175,032
 Office                  23,775       21,000      53,816        47,941        82,221
 Rent & Utilities        13,318       21,018      39,379        41,296       119,835
 Administrative         141,555      194,969     230,747       279,909       578,796
 Consultant Fees        126,985      105,345     294,345       252,001       674,731
 Interest                 3,701          425       9,986           544         9,058
 Options Issued           -            -           -            15,000         -
                     -----------  ----------- -----------  ------------  ------------
   Total Expenses       457,405      590,754     905,927     1,096,679     2,117,067
   Net Income (Loss)
   from Operations     (457,405)    (580,614)   (905,927)   (1,070,663)   (2,066,795)

Other Income (Expenses)
-----------------------
 Interest Income          -              364       -             1,036         1,215
 Gain (Loss) on
 Sale of Assets           -            -            (434)        -               988
                     -----------  ----------- -----------  ------------  ------------
  Total Other
  Income (Expenses)       -              364        (434)        1,036         2,203

  Minority
  Interest                4,250        -           5,674         -             9,262
                     -----------  ----------- -----------  ------------  ------------
  Net Income (Loss)  $ (453,155) $  (580,250) $ (900,687) $ (1,069,627) $ (2,055,330)
                     ===========  =========== ===========  ============  ============
  Net Income (Loss)
  Per Share          $    (0.02) $     (0.04) $    (0.05) $      (0.08) $      (0.13)

 Weighted Average
 Shares Outstanding  18,715,007   15,552,695  18,285,007    14,011,874    15,873,294

 Diluted Net
 Profit Per Share            N/A          N/A         N/A           N/A           N/A

              See accompanying notes to financial statements.
                                     5

                     Advanced Recycling Sciences, Inc.
                     Statement of Stockholders' Equity
                                (Unaudited)

                              Common Stock        Paid In  Comprehensive  Accumulated
                           Stock     Amount       Capital    Income          Deficit
                      ----------------------------------------------------------------

Balance,
January 1, 2001      12,752,128  $  12,751   $11,128,925  $    (80,391) $ (6,020,380)

Shares Issued for
Patent Rights at
$1.625 Per Share      1,446,153      1,446     2,348,554

Shares Issued for
Services at $.85
Per Share                85,000         85        67,915

Shares Issued for
Cash (Asian Reg-S)
at $0.54 Per Share    1,457,464      1,458       782,373

Shares Issued for
Cash (Euro Reg-S)
at $0.48 Per Share    1,311,250      1,311       623,689

Shares Issued for
Debt at $0.40 Per
Share                   765,385        766       305,388

Shares Canceled
for Asset Return       (640,467)      (640)   (1,360,365)

Options Adjustment                               (63,524)

Foreign Currency
Translation                                                     (6,710)

Net Loss for the
Year Ended
December 31, 2001                                                         (2,055,330)
                     ----------------------------------------------------------------
Balance,
December 31, 2001    17,176,913     17,177    13,832,955       (87,101)   (8,075,710)

Shares Issued for
Cash (Asian Reg-S)
at $0.19 Per Share    1,916,188      1,916       356,898

Shares Issued for
Cash (Euro Reg-S)
at $0.30 Per Share      300,000        300        74,700


                                 Continued
                                     6
                     Advanced Recycling Sciences, Inc.
                     Statement of Stockholders' Equity
                                (Unaudited)

                              Common Stock       Paid In   Comprehensive Accumulated
                           Stock     Amount      Capital      Income       Deficit
                     ----------------------------------------------------------------

Net Loss for the
Six Months Ended
June 30, 2002                                                               (900,687)
                     ----------------------------------------------------------------
Balance,
June 30, 2002        19,393,101  $  19,393   $14,264,553  $    (87,101) $ (8,976,397)
                     ================================================================



              See accompanying notes to financial statements.
                                     7
                     Advanced Recycling Sciences, Inc.
                          Statement of Cash Flows
                                (Unaudited)

                                           For the Six    For the Six  For the Twelve
                                          Months Ended   Months Ended   Months Ended
                                             June 30,       June 30,    December 31,
                                               2002           2001           2002
                                          -------------  -------------  -------------
Cash Flows from Operating Activities
------------------------------------

Net Profit (Loss)                        $    (900,687) $  (1,069,627) $  (2,055,330)
Adjustments to Reconcile Net Loss to
Net Cash
 Options Issued                                  -             15,000        (63,524)
 Amortization & Depreciation                   184,059        223,155        389,582
 Gain on Sale of Fixed Assets                     (423)         -               (988)
 Stock Issued for Services                       -             68,000         68,000
Changes in Operating Assets & Liabilities
 (Increase) Decrease in Accounts
  Receivable                                     -            (19,811)        59,949
 (Increase) Decrease in Interest
  Receivable                                     -              -                722
 (Increase) Decrease in Inventory                -             34,619         37,528
 (Increase) Decrease in Equipment
  Inventory                                      -             (2,839)         -
 (Increase) Decrease in Notes Receivable         3,930         26,500         22,570
 (Increase) Decrease in Prepaid Expenses         -              4,976        132,868
 (Increase) Decrease in Deposits                 -            (11,000)        17,128
 Increase (Decrease) in Accrued Expenses        (8,566)        (3,983)        52,324
 Increase (Decrease) in Accounts Payable       121,413        (33,247)        74,035
 Increase (Decrease) in Notes Payable          173,091          -              -
 Increase (Decrease) in Interest on
  Notes Payable                                  -            (68,493)         4,272
 Increase (Decrease) in Sales Tax Payable        -              2,447          -
                                          -------------  -------------  -------------
   Net Cash (Used) Provided by
   Operating Activities                       (427,183)      (834,303)    (1,260,864)

Cash Flows from Investing Activities
------------------------------------
 Land Preparation and Costs                      -              -           (218,803)
 Purchase of Equipment                           -            (13,039)       (70,087)
 Purchase of Website                             -              -            (16,078)
 Purchase of Furniture & Fixtures                -              -               (772)
 Proceeds from Sale of Equipment               (30,503)         -             31,054
                                          -------------  -------------  -------------
     Net Cash (Used) Provided by
     Investing Activities                      (30,503)       (13,039)      (274,686)



              See accompanying notes to financial statements.
                                     8

                     Advanced Recycling Sciences, Inc.
                          Statement of Cash Flows
                                (Unaudited)

                                           For the Six    For the Six  For the Twelve
                                          Months Ended   Months Ended   Months Ended
                                             June 30,       June 30,    December 31,
                                               2002           2001           2002
                                          -------------  -------------  -------------
Cash Flows from Financing Activities
------------------------------------

 Sale of Common Stock                    $     433,814  $     846,754  $   1,481,096
 Payment of Capital Lease                       (8,465)         -              -
 Payment of Long Term Debt                       -              -             (1,820)
 Increase (Decrease) in Minority
  Interest                                      (5,674)         -             44,738
                                          -------------  -------------  -------------
     Net Cash Provided (Used) by
     Financing Activities                      419,675        846,754      1,524,014
                                          -------------  -------------  -------------
     Increase (Decrease) in Cash                22,995           (588)       (11,536)

     Cash, Beginning of Period                   3,785         15,321         15,321
                                          -------------  -------------  -------------
     Cash, End of Period                 $      26,780  $      14,733  $       3,785
                                          =============  =============  =============
Disclosures from Operating Activities
-------------------------------------
 Interest                                $       3,701  $         544  $       9,058
 Taxes                                           -              -              -

Significant Non Cash Transactions
---------------------------------

The Company issued 1,446,153 shares of common stock for the purchase of the patent rights to the De-Icing Technology in 2001.


              See accompanying notes to financial statements.
                                     9

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                               June 30, 2002

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

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                               June 30, 2002

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

NOTE 3 - Interim Financial Statements
-------------------------------------

The financial statements for the six months ended June 30, 2002 and 2001 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2002 and 2001. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

General
-------
     Advanced Recycling Sciences, Inc., ("ARS" or the "Company") is in the business of developing innovative products and technologies in the environmental and recycling industries, with specific emphasis on scrap tire and industrial rubber recycling. The Company's primary website may be viewed at http://www.arsciences.com. The Company has several subsidiary websites which may be viewed http://www.ars-tech.com, http://www.poseidon-products.com, http://www.tires2oil.com, http://www.ast-paving.com and http://www.no-ice.com. These websites allow visitors to access an overview of the Company's activities, obtain market information for the Company's trading stock and view the Company's EDGAR filings. The Company also has a portal website, http://www.tirerecycling.com.

                                     11
     Construction in progress of $718, 938, shown on the balance sheet as a non-current asset represents equipment acquired that is expected to be placed in service at the Poseidon Products GmbH tire recycling facility in Penkun, Mecklenburg-Vorpommern. This equipment was shown on prior reports as equipment inventory, a current asset. This reclassification has been made to better represent the intended utilization of the equipment. This reclassification significantly reduces current assets and correspondingly increases property, plant and equipment.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2002, the Company had cash on hand of $26,780. The Company raised $433,814 during the six months ended June 30, 2002 in two separate Regulation S offerings. The 2002 Regulation S offering is anticipated to raise a total of between $1,500,000 and $2,000,000 depending on market conditions. The Company is in discussion with several domestic investment banking firms regarding the raising of additional funds. This funding, should it materialize, would be utilized to implement the Company's business development strategy.

Results Of Operations
---------------------

     Comparison of the quarter ended June 30, 2002 and the quarter ended June 30, 2001.

     The Company generated a loss of $453,155 in the three months ended June 30, 2002, compared to a loss of $580,250 for the three months ended June 30, 2001. This $127,095 or 21% decrease in loss is the result of a general reduction in General and Administrative expenses. The Company had no revenue in the three months ended June 30, 2002 compared to product sales of $10,140 for the three months ended June 30, 2001. The sales in 2001 are essentially the disposition of the inventory remaining after the closing of the San Diego facility, and as such, was not be repeated. No revenue from license fees was generated in either the quarter ended June 30, 2002 or June 30, 2001. Due to the emphasis on technology transfer, no license fee income is anticipated until a full scale Tires2Oil plant is operational. Such a plant will not be begun until and unless the pilot plant proves successful.

     Historically, the majority of the Company's equipment sales were recorded when equipment was shipped and title passed to the buyer. Typical sales were by letter of credit, with the funds released by the bank when the equipment was placed for shipment with the carrier. Historically, payment for the Company's equipment sales have been made on the basis of 10% due at the time of sale, 80% due on shipment of the equipment and 10% due on the completion of installation. This has resulted in the Company receiving its revenue in large lump sums at irregular intervals rather than smaller amounts at frequent intervals. Equipment purchased for the use of a subsidiary or joint venture is recorded as a purchase of assets with no revenue or inter-company profit generated upon the transfer to the operating entity. The Company revised its equipment sales approach during 2000. In the future, the Company will receive fees for the design, configuration and specification of certain pieces of equipment. The sale will be made directly from the specified supplier to the client. The manufacturer will warrant its equipment directly to the buyer. With its change in business focus from equipment sales to technology acquisitions such as the Tires2Oil (TM) technology and the de-icing technology, the Company's future revenue generation activities will shift to a technology


transfer emphasis rather than equipment sales.   While these technologies
are being developed, the Company intends to concentrate its efforts in two complementary aspects of the crumb rubber industry. The Company plans to construct a complete crumb rubber manufacturing plant in Germany. Through its subsidiary, Advanced Surfacing Technologies, Inc., the Company will market specialized Crumb Rubber Modified (CRM) asphalt blending technology and equipment manufactured by CEI for the contracting industry. Management believes these three entities will form the core business and the Company's future revenue drivers and profit centers.

     Net cash used in operations was $177,699 during the three months ended June 30, 2002 compared to $371,195 in the three months ended June 31, 2001. The primary use of cash was the funding of the net operating loss of $453,155 for the three months ended June 30, 2002. This was also the case in 2001, when the operating loss was $580,250. During the second quarter 2002, Accounts Payable increased by $83,976, Accrued expenses declined by $27,486 and Notes payable increased by $173,091. The notes payable are short term borrowings necessary to meet accrued obligations and past due accounts payable. During the second quarter 2001, Accounts Receivable decreased by $18,566, Inventory remained unchanged and Accounts Payable increased by $83,907.

     Depreciation Expense of $75,840 for the quarter ended June 30, 2002, is a reduction from the 2000 expense of $105,932 by $30,092. This is due to the disposal of two vehicles and the sale of miscellaneous equipment in the latter part of 2001.

     Travel expenses of $8,938 for the quarter ended June 30, 2002, decreased by $7,853 compared to $16,189 for the quarter ended June 30, 2001. This reduction is a timing difference in the scheduling of overseas travel and should not be viewed as a trend.

     Professional fees decreased by $54,085 from $101,189 in the second quarter 2001 to $47,104 in the second quarter 2002. $60,000 of the 2001 expense related to a special non recurring project. Absent this one time expenditure, the level of expenditure for legal and professional fees is essentially the same.

     Office expense of $23,775 for the quarter ended June 30, 2002, is a $2,775 increase from the same quarter in 2001. This increase is primarily higher insurance premiums

     Administrative expenses of $141,555 for the quarter ended June 30, 2002, are $53,414 lower than the $194,969 for the comparable 2001 period. This reduction is due to various cost reduction programs offset by an increase in patent expenses of $36,687 due to the requirements of the license agreement for the de-icing technology..

     Consulting expenses of $126,985 for the quarter ended June 30, 2002 increased from the quarter ended June 31, 2001 expense of $105,345. This increase is primarily due to the hiring of a consultant in Germany and one time expenses relating to the German rubberized asphalt paving tests.


     Comparison of the six months ended June 30, 2002 and the six months ended June 30, 2001.

     The Company generated a loss of $900,687 in the six months ended June 30, 2002, compared to a loss of $1,069,627 for the six months ended June 30, 2001. This $168,940 or 15% reduction in loss is a result of general reductions in General and Administrative expenses. The Company had no significant sales in either year. The Company had $60,635 in crumb rubber sales for the six months ended June 30, 2001. The crumb rubber sales in 2001 were essentially the disposition of the inventory remaining after the closing of the San Diego facility, and as such, will not be repeated. No revenue from license fees was generated in either the two quarters ended June 30, 2002 or 2001. Due to the emphasis on technology transfer, no license fee income is anticipated until a full scale Tires2Oil plant is operational. Such a plant will not be begun until and unless the pilot plant proves successful.

     Net cash used in operations was $427,183 during the six months ended June 30, 2002 compared to $834,303 in the six months ended June 31, 2001. The primary use of cash was the funding of the net operating loss of $900,687 for the six months ended June 30, 2002. This was also the case in 2001, when the operating loss was $1,069,6271. During the first six months of 2002, Accounts payable increased $121,413 and notes payable increased by $173,091. During the first six months of 2001, Accounts Receivable increased by $19,811, Inventory decreased $34,619 and Accounts Payable were reduced by $33,247.

     Depreciation Expense of $151,681 for the six months ended June 30, 2002, is less than the 2001 expense of $185,381 by $33,700. This is due to the disposal of two vehicles and the sale of miscellaneous equipment in the latter part of 2001.

     Travel expenses of $29,503 for the half year ended June 30, 2002, decreased $8,676 compared to $38,179 for the six months ended June 30, 2001. This reduction is a timing difference the scheduling of overseas travel and should not be viewed as a trend.

     Professional fees decreased from $194,230 for the six months ended June 30, 2001, to $64,092 for the comparable 2002 six month period. $60,000 of the 2001 expense related to a special non recurring project.

     Office expense of $53,816 for the half year ended June 30, 2002, is a $5,875 increase from the 2001 expenses of $47,941 for the same six month period in 2001. This increase is primarily higher insurance premiums.

     Administrative expenses of $230,747 for the two quarters ended June 30, 2002, are lower than the $279,909 for the comparable 2001 period. This reduction is due to various cost reduction programs offset by an increase in patent expenses of $36,687 due to the requirements of the license agreement for the de-icing technology.

     Consulting expenses of $294,345 for the six months ended June 30, 2002 increased from the half year ended June 31, 2001 expense of $252,001. This increase is primarily due to the hiring of a consultant in Germany and one time expenses relating to the German paving tests.

       Options expense of $15,000 was recognized in the six months ended June,30, 2001, for the 2001 employee incentive stock option program. No comparable expense was recognized in 2002 as the exercise price on option granted exceeds the market value.

     Comparison of the quarter ended June 30, 2001 and the quarter ended June 30, 2000.

     The Company generated a loss of $580,250 in the three months ended June 30, 2001, compared to a loss of $517,021 for the three months ended June 30, 2000. This $63,229 or 12% increase in loss is the result of a general reduction in product sales with the closing of the Company's subsidiary operation in San Diego, California combined with a reduction in General and Administrative expenses and the closing of the San Diego operations. The Company had product sales of $10,140 in the three months ended June 30, 2001 compared to product sale of $115,674 for the three months ended June 30, 2000. The sales in 2001 are essentially the disposition of the inventory remaining after the closing of the San Diego facility, and as such, will not be repeated. No revenue from license fees was generated in either the quarter ended June 30, 2001 or June 30, 2000.

     Net cash used in operations was $371,194 during the three months ended June 30, 2001 compared to $814,276 in the three $263,834 months ended June 31, 2000. The primary use of cash was the funding of the net operating loss of $512,250 for the three months ended June 30, 2001. This was also the case in 2000, when the operating loss was $517,020. During the second quarter 2001, Accounts Receivable decreased by $18,566, Inventory remained unchanged and Accounts Payable increased by $83,907. Cash used in operations in the second quarter 2000 was affected by an increase in Accounts Receivable of $6,654. Inventory decreased by $42,341, and Accounts Payable increased by $120,133 during the second quarter 2000.

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

     Professional fees increased by from $23,867 in the second quarter 2000 to $101,189 in the second quarter 2001. . This increase is due, primarily, to the legal activities regarding patents and related matters for both the Tires2Oil (TM) license and the purchase of the de-icing technology license from Dartmouth College in the first quarter of 2001. Additionally, legal support for the Company's overseas joint ventures was increased, as these projects move closer to maturity. $60,000 of the 2001 expense related to a special non recurring project.


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

     Professional fees increased from $55,757 for the six months ended June 30, 2000, to $164,230 for the comparable 2001 six month period. This increase is due, primarily, to the legal activities regarding patents and related matters for both the Tires2Oil (TM) license and the purchase of the de-icing technology license from Dartmouth College in the first quarter of 2001. Additionally, legal support for the Company's overseas joint ventures was increased, as these projects move closer to maturity. $60,000 of the 2001 expense related to a special non recurring project.

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

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There were no significant changes in the Company's litigation with Veplas Manufacturing LTD., during the quarter ended June 30, 2002.

Item 2.  Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued since the Company's last quarterly report for the quarter ended June 30, 2002.

     During the quarter ended June 30, 2002, the Company sold 1,356,188 shares of its common stock to non United States persons in Asia and Europe. The Company received $433,814 from the sale of the shares. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     On June 3, 2002, the Company issued options to purchase up to 327,223 shares of restricted common stock to certain officers, directors, employees and consultants of the Company. The exercise price of the options is $.21. The options vest and become exercisable six months from the grant date and expire five years from the date of grant. To date, none of the otions have vested or been exercised. The officers and directors received options as follows: Ehrenfried Liebich received an option to purchase 103,971 shares; Keith Fryer received an option to purchase 103,971 shares; and John Pope received an option to purchase 94,751 shares. The Company received no cash for issuing these options. These options were issued pursuant to exemptions from registration under Section 3 and Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     The Company has reached an informal representation agreement with MeWa Recycling Anlagen, GmbH, a German corporation ("MeWa") to market their full range of recycling equipment in North America and Asia. The Company is also negotiating with MeWa to reengineer the C3000 technology the Company recently acquired from Tyres Ecology. The Company hopes to negotiate a formalized agreement during the third quarter of 2002.

     MeWa, which is based in Gechingen, Germany, has over 20 years experience in manufacturing recycling equipment. In addition to manufacturing equipment for recycling scrap tires and other industrial rubber waste, MeWa also manufactures equipment capable of recycling consumer and industrial refrigerators and scrap electronics, including batteries, PC boards, cell phones, etc.

     The Company continues to actively seek a suitable German joint venture partner to help provide partial equity funding, project management and operations assistance and a strong German presence for its Poseidon tire recycling facility. The Company hopes to have an suitable joint venture partner by the end of the year. The Company believes that the additional funding provided by a joint venture partner, combined with the EU grants and the low interest funding commitment it has already received from the government of the state of Mecklenburg-Vorpommern should be sufficient to finish construction of the Poseidon facility.

Item 6.  Exhibits and Reports on Form 8-K

     Reports on Form 8-K

     (A) No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 2002.

     (B) Exhibits. The following exhibits are included as part of this report:

          99.1      Certification Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Advanced Recycling Sciences, Inc.


August 14, 2002                    /S/ Keith J. Fryer
                                   --------------------------------------
                                   Keith J. Fryer
                                   President and Chief Operating Officer




August 14, 2002                    /S/ John F. Pope
                                   --------------------------------------
                                   John F. Pope
                                   Vice President, Finance and Chief
                                   Accounting Officer