Form 10QSB
period 2002-09-30
ADVANCED RECYCLING SCIENCES INC
filed 2002-11-14
CIK 921450

Securities and Exchange Commission
                            Washington, DC 20549


                                FORM 10-QSB
               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


     For the Quarter Ended                          Commission File Number
       September 30, 2002                                   0-23812


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


              University Towers, 4199 Campus Drive, Suite 550,
              ------------------------------------------------
                              Irvine, CA 92612
                             -----------------
                  (Address of principal executive offices)


                               (949) 509-6503
                               --------------
            (Registrant's telephone number, including area code)


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

        Common stock, par value $.001; 22,333,784 shares outstanding as of September 30, 2002

                                                                       Page
                                                                       ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet as of September 30, 2002 and
          December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . .4

          Consolidated Statement of Operations for the three
          months and nine months ended September 30,
          2002 and 2001  . . . . . . . . . . . . . . . . . . . . . . . . .6

          Consolidated Statement of Stockholders' Equity
          for the nine months ended September 30, 2002 . . . . . . . . . .7

          Statement of Cash Flows for the nine months ended
          September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . .9

          Notes to Financial Statements at September 30, 2002. . . . . . 11

     Item 2.  Management Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . 12

     Item 3.  Controls and Procedures  . . . . . . . . . . . . . . . . . 19

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 19

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . 19

     Item 3.  Default upon Senior Securities . . . . . . . . . . . . . . 20

     Item 4.  Submission of Matters to a Vote of Security Holders. . . . 20

     Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . 20

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 21


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS










                     Advanced Recycling Sciences, Inc.
                                     &
                                Subsidiaries


                            FINANCIAL STATEMENTS






                    Nine Months ended September 30, 2002

                    Nine Months ended September 30, 2001

                     Advanced Recycling Sciences, Inc.
                               Balance Sheet
                        September 30, 2002 and 2001

   ASSETS
                                        September   September     December
                                         30, 2002    30, 2001     31, 2001
                                       (Unaudited) (Unaudited)
Current Assets
--------------

Cash                                  $    80,276  $    9,338  $     3,785
Accounts Receivable                          -         64,418         -
Inventory                                    -            241         -
Deposit                                    13,950      31,409       14,281
Note & Interest Receivable - Officer        7,500       7,500       11,430
Prepaid Expenses                            6,576     134,468        6,576
                                       ----------- -----------  -----------

 Total Current Assets                     108,302     247,374       36,072

Property and Equipment
----------------------

Furniture and Fixtures                     38,550      33,339       38,550
Equipment                               1,504,870   1,777,447    1,504,870
Vehicles                                     -         81,485       39,402
Land                                      617,840     149,119      617,840
Web Sites                                  26,307      24,928       25,728
                                       ----------- -----------  -----------

   Total Property and Equipment         2,187,567   2,066,318    2,226,390
   Less Accumulated Depreciation         (987,070)   (681,639)    (768,861)
                                       ----------- -----------  -----------

   Net Property & Equipment             1,200,497   1,384,679    1,457,529

Other Assets
------------

Construction in Progress                  718,938   1,838,050      718,938
License Rights                            647,544     647,544      647,554
Patent Rights                           4,065,000   4,065,000    4,065,000
Deposit                                      -         11,000         -
                                       ----------- -----------  -----------
   Total Other Assets                   5,431,482   6,561,594    5,431,492
   Less Accumulated Amortization         (383,010)   (323,651)    (334,443)
                                       ----------- -----------  -----------
   Net Other Assets                     5,048,472   6,237,943    4,378,101
                                       ----------- -----------  -----------

TOTAL ASSETS                          $ 6,357,271  $7,869,996  $ 5,871,702
                                       =========== ===========  ===========

                                 Continued
                                     4



                     Advanced Recycling Sciences, Inc.
                               Balance Sheet
                        September 30, 2002 and 2001

   LIABILITIES & STOCKHOLDERS' EQUITY

                                        September   September     December
                                         30, 2002    30, 2001     31, 2001
                                       (Unaudited) (Unaudited)
Current Liabilities
-------------------

Accrued Expenses                      $   183,361  $    5,254  $    61,561
Accounts Payable                          567,968     473,175      526,123
Notes Payable                             326,851      71,551      154,582
Interest on Notes Payable                   7,909        -           7,909
Payroll Taxes Payable                        -         52,281         -
Sales Tax Payable                            -          2,447         -
                                       ----------- -----------  -----------

   Total Current Liabilities            1,086,089     604,708      750,175

Long Term Liabilities
---------------------

Capital Lease                              21,180      31,475       29,655
Notes Payable                              78,721     639,070       78,721
                                       ----------- -----------  -----------
   Total Long Term Liabilities             99,901     670,545      108,376

Minority Interest in Subsidiary            40,928        -          44,738

Stockholders' Equity
--------------------

Preferred Stock 5,000,000 Shares
 Authorized; Par Value of $0.001
 Per Share, Zero Shares Issued
 and Outstanding                             -           -            -
Common Stock 50,000,000 Shares
 Authorized; Par Value of $0.001
 Per Share, 22,333,784;
 16,486,836 & 17,176,913 Shares
 Issued and Outstanding Respectively       22,334      16,487       17,177
Additional Paid In Capital             14,629,904  14,730,309   13,807,412
Paid In Capital Stock Options              25,543        -          25,543
Accumulated Deficit                    (9,460,357) (8,152,053)  (8,075,710)
Accumulated Other Comprehensive
 Income                                   (87,071)       -         (87,071)
                                       ----------- -----------  -----------
   Total Stockholders' Equity           5,130,353   6,594,743    5,687,351
                                       ----------- -----------  -----------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                  $ 6,357,271  $7,869,996  $ 6,590,640
                                       =========== ===========  ===========

               See accompanying notes to financial statements
                                     5

             Advanced Recycling Sciences, Inc. and Subsidiaries
                          Statement of Operations
           For the Nine Months Ended September 30, 2002 and 2001

                            Three       Three        Nine        Nine        Twelve
                           Months      Months       Months      Months       Months
                            Ended       Ended        Ended       Ended        Ended
                         September   September    September   September     December
                          30, 2002    30, 2001     30, 2002    30, 2001     31, 2001
                        (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
Revenues
--------
Equipment Sales        $      -     $    8,070  $      -     $    8,070  $    38,897
Product Sales                 -          2,956         -         63,591       48,662
                        ----------- -----------  ----------- -----------  -----------
   Total Revenues             -        11,0262         -         71,661       87,559
   Cost of Sales              -          2,668         -         37,287       37,287
                        ----------- -----------  ----------- -----------  -----------
   Gross Profit               -          8,358         -         34,374       50,272

Expenses
--------
Commission                    -           -            -          4,424         -
Depreciation                75,841     104,449      227,522     289,830      324,826
Amortization                16,189      16,189       48,567      53,963       64,756
Travel                      20,052      20,201       49,556      58,380       87,812
Professional Fees            9,970     126,619       74,062     320,849      175,032
Office                      23,855      10,439       77,671      58,380       82,221
Rent & Utilities            25,064      20,527       64,443      61,823      119,835
Administrative
 Expenses                  108,849     183,500      339,596     463,409      578,796
Consultant Fees            137,730     101,782      432,075     353,783      674,731
Interest                    64,545        -          74,531         544        9,058
Options Issued
 Expenses                     -           -            -         15,000         -
                        ----------- -----------  ----------- -----------  -----------
   Total Expenses          482,095     583,706    1,388,023   1,680,385    2,117,067
   Net Income (Loss)
   From Operations        (482,095)   (575,348)  (1,388,023) (1,646,011)  (2,066,795)

Interest Income               -             59         -          1,095        1,215
Gain (Loss) on
 Sale of Assets               -          -             -           -             988
                        ----------- -----------  ----------- -----------  -----------
   Total Other Income
   (Expenses)                 -             59         -          1,095        2,203

Minority Interest           (1,864)       -           3,810       -            9,262

   Net Income (Loss)      (483,959)   (575,289)  (1,384,647) (1,644,916)  (2,055,330)

   Net Income (Loss)
   Per Share           $     (0.02) $    (0.03) $     (0.07) $    (0.12) $     (0.13)

   Weighted Average
   Shares Outstanding   21,971,537  16,486,836   19,393,032  14,011,874   15,873,294

   Diluted Net Profit
   Per Share                   N/A         N/A          N/A         N/A          N/A

               See accompanying notes to financial statements
                                     6

             Advanced Recycling Sciences, Inc. and Subsidiaries
                     Statement of Stockholders' Equity
                 From January 1, 2001 to September 30, 2002

                            Common Stock        Paid-In   Comprehensive Accumulated
                          Stock      Amount     Capital       Income       Deficit
                      -----------  ---------- ------------- ----------- ------------

Balance,
January 1, 2001       12,752,128   $  12,751  $11,128,925   $  (80,391) $ (6,020,380)

Shares Issued for
Patent Rights at
$1.625 per Share       1,446,153       1,446    2,348,554

Shares Issued for
Services at $.85
Per Share                 85,000          85       67,915

Shares Issued for
Cash (Asian Reg-S)
at $.54 Per Share      1,457,464       1,458      782,373

Shares Issued for
Cash (Euro Reg-S)
at $.48 Per Share      1,311,250       1,311      623,689

Shares Issued for
Debt at $.40
Per Share                765,385         766      305,388

Shares Cancelled
for Asset Return        (640,467)       (640)  (1,360,365)

Options Adjustment                                (63,524)

Foreign Currency
Translation                                        (6,710)

Net Loss for
the Year Ended
December 31, 2001                                                         (2,055,330)
                      -----------  ----------  ------------- ----------- ------------
Balance,
December 31, 2001     17,176,913   $  17,177  $13,832,955   $  (87,101) $ (8,075,710)
                      -----------  ----------  ------------- ----------- ------------

                                 Continued
                                     7


             Advanced Recycling Sciences, Inc. and Subsidiaries
                     Statement of Stockholders' Equity
                 From January 1, 2001 to September 30, 2002

                             Common Stock       Paid-In    Comprehensive Accumulated
                          Stock      Amount     Capital       Income       Deficit
                      -----------  ---------- ------------- ----------- ------------
Balance,
January 31, 2002      17,176,913   $  17,177  $13,832,955   $  (87,101) $ (8,075,710)

Shares Issued for
Cash (Asian Reg-S)
at $.17 Per Share      3,415,204       3,415      569,776

Shares Issued for
Cash (Euro Reg-S)
at $.30 Per Share        300,000         300       74,700

Shares Issued for
Cash Private
Placement at
$.20 Per Share           500,000         500      101,700

Shares Issued for
Cash Exercise of a
1997 Option at
$.062 Per Share          266,667         267       13,866

Shares Issued for
Debt at $.093
Per Share                675,000          67       62,450

Net Loss for the
Nine Months Ended
September 30, 2002                                                        (1,384,647)
                      -----------  ---------- ------------- ----------- ------------
Balance,
September 30, 2002    22,333,784   $  22,334  $14,655,447   $  (87,101) $ (9,460,357)
                      ===========  ========== ============= =========== ============


</Table

               See accompanying notes to financial statements
                                     8



             Advanced Recycling Sciences, Inc. and Subsidiaries
                          Statement of Cash Flows
           For the Nine Months Ended September 30, 2002 and 2001

                                                   Nine          Nine        Twelve
                                                  Months        Months        Months
                                                  Ended         Ended         Ended
                                               September     September      December
                                                30, 2002      30, 2001      31, 2001
                                              (Unaudited)   (Unaudited)
Cash Flows from Operations
--------------------------

Net Profit or (Loss)                         $(1,384,647) $ (1,644,916) $ (2,055,330)
Adjustments to Reconcile Net Profit or
(Loss) to Net Cash

 Options Issued                                    -            15,000       (63,524)
 Amortization and Depreciation                   276,089       343,793       389,582
 Gain on Sale of Fixed Assets                       (414)        -              (988)
 Stock Issued for Services                         -            68,000        68,000

Changes in Operating Assets & Liabilities;
 (Increase) Decrease in Accounts Receivable        -            (4,469)       59,949
 (Increase) Decrease in Interest Receivable        -               722           722
 (Increase) Decrease in Inventory                  -            37,287        37,528
 (Increase) Decrease in Equipment Inventory        -            (2,839)        -
 (Increase) Decrease in Notes Receivable           3,930        26,500        22,570
 (Increase) Decrease in Prepaid Expenses           -             4,976       132,868
 (Increase) Decrease in Deposits                     331       (11,000)       17,128
 Increase (Decrease) in Accrued Expenses         121,800        (3,983)       52,324
 Increase (Decrease) in Accounts Payable          41,845        21,087        74,035
 Increase (Decrease) in Notes Payable            172,269          -             -
 (Decrease) Increase in Interest on Notes
  Payable                                          -            (3,637)        4,272
 (Increase) Decrease in Payroll Taxes
  Payable                                          -            52,281         -
 (Increase) Decrease in Sales Tax Payable          -             2,447         -
 Rounding                                          -                 3         -
                                             ------------  ------------  ------------
  Net Cash Provided (Used) by
  Operating Activities                          (768,797)   (1,098,748)   (1,260,864)

Cash Flows from Investing Activities
------------------------------------

 Land Preparation and Costs                        -             -          (218,803)
 Purchase of Equipment                             -           (85,086)      (70,087)
 Purchase of Website                                (579)        -           (16,078)
 Purchase of Furniture & Fixtures                  -             -              (772)
 Proceeds from Sale of Equipment                  30,503         -            31,054
                                             ------------  ------------  ------------
  Net Cash Provided (Used) by
  Investing Activities                            29,924       (85,086)     (274,686)

                                 Continued
                                     9


             Advanced Recycling Sciences, Inc. and Subsidiaries
                          Statement of Cash Flows
           For the Nine Months Ended September 30, 2002 and 2001

                                                   Nine          Nine        Twelve
                                                  Months        Months        Months
                                                  Ended         Ended         Ended
                                               September     September      December
                                                30, 2002      30, 2001      31, 2001
                                              (Unaudited)   (Unaudited)
Cash Flows from Financing Activities
------------------------------------

 Sale of Common Stock                        $   827,649  $  1,172,120  $  1,481,096
 Payment of Capital Lease                         (8,475)        -             -
 Payment of Long Term Debt                         -             -            (1,820)
 Increase (Decrease) in Notes Payable              -             5,731         -
 Increase (Decrease) in Minority Interest         (3,810)        -            44,738
                                             ------------  ------------  ------------
  Net Cash Provided (Used) by
  Financing Activities                           815,364     1,177,851     1,524,014
                                             ------------  ------------  ------------
  Increase (Decrease) in Cash                     76,491        (5,983)      (11,536)

  Cash at Beginning of Period                      3,785        15,321        15,321
                                             ------------  ------------  ------------
  Cash at End of Period                      $    80,276  $      9,338  $      3,785
                                             ============  ============  ============

Disclosures from Operating Activities
-------------------------------------

 Interest                                    $    65,545  $        544  $      9,058
 Taxes                                             4,511         -             -

Significant Non Cash Transactions
---------------------------------

The Company issues 1,446,153 shares of common stock for the purchase of the patent rights to the Dartmouth College De-Icing Technology in 2001.

The Company issued 675,000 shares of common stock for the retirement of debt in 2002.



              See accompanying notes to financial statements.
                                     10


             Advanced Recycling Sciences, Inc. and Subsidiaries
                       Notes to Financial Statements
                             September 30, 2002


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


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             September 30, 2002

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

NOTE 3 - Interim Financial Statements
-------------------------------------

The financial statements for the nine months ended September 30, 2002 and 2001 were prepared from the books and records of the Company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of September 30, 2002 and 2001. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     Subsequent to year end December 31, 2001, accounting errors were discovered that affected the prior years. The Company is currently researching this matter with the intent of restatement. The error involves essentially offsetting adjustments to paid in capital and accumulated loss. The Company does not anticipate material adjustments to net operating loss in the current or prior periods. Accounting and auditing standards require that entries be made in the proper period and the prior financial statements be reissued. Due to this requirement, the financial statements for the year ended December 31, 2001, will be recalled and reissued prior to December 31, 2002.

     Construction in progress of $718, 938, shown on the balance sheet as a non-current asset represents equipment acquired that is expected to be placed in service at the Poseidon Products GmbH tire recycling facility in Penkun, Mecklenburg-Vorpommern. This equipment was shown on reports prior to June 30, 2002 as equipment inventory, a current asset. This reclassification has been made to better represent the intended utilization of the equipment. This reclassification significantly reduces current assets and correspondingly increases other assets.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 2002, the Company had cash on hand of $80,276.
The Company raised $755,649 during the nine months ended September 30, 2002 in a Regulation S offering. The 2002 Regulation S offering is anticipated to raise a total of between $1,500,000 and $2,500,000 depending on market conditions. The Company also raised $102,200 in a private placement transaction, debt of $63,125 was extinguished for stock and an officer's 1997 stock option grant was also exercised during the quarter ended September 30, 2002. The Company is in discussion with several domestic investment banking firms regarding the raising of additional funds. This funding, should it materialize, would be utilized to implement the Company's business development strategy.

Results of Operations
---------------------

     COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2002 AND THE QUARTER ENDED SEPTEMBER 30, 2001.

     The Company generated a loss of $483,959 in the three months ended September 30, 2002, compared to a loss of $575,289 for the three months ended September 30, 2001. This $91,330 or 15% decrease in loss is the result of an overall cost reduction campaign. The Company had no revenue in the three months ended September 30, 2002 compared to product sale of $2,956 for the three months ended September 30, 2001. The sales in 2001 were essentially the disposition of the inventory remaining after the closing of the San Diego facility, and as such, was not repeated. No revenue from license fees was generated in either the quarter ended September 30, 2002 or September 30, 2001. Due to the emphasis on technology transfer, no license fee income is anticipated until a full scale Tires2Oil(TM) plant is operational. Such a plant will not be constructed unless the pilot plant proves successful. The Company had product sales commission revenue during the quarter ended September 30, 2001 of $8,070. No product sales revenue was generated in the comparable 2002 quarter

     Historically, the majority of the Company's equipment sales were recorded when equipment was shipped and title passed to the buyer. Typical sales were by letter of credit, with the funds released by the bank when the equipment was placed for shipment with the carrier. Historically, payment for the Company's equipment sales have been made on the basis of 10% due at the time of sale, 80% due on shipment of the equipment and 10% due on the completion of installation. This has resulted in the Company receiving its revenue in large lump sums at irregular intervals rather than smaller amounts at frequent intervals. Equipment purchased for the use of a subsidiary or joint venture is recorded as a purchase of assets with no revenue or inter-company profit generated upon the transfer to the operating entity. The Company revised its equipment sales approach during 2000. In the future, the Company will receive fees for the design, configuration and specification of certain pieces of equipment. The sale will be made directly from the specified supplier to the client. The manufacturer will warrant its equipment directly to the buyer. With its change in business focus from equipment sales to technology acquisitions such as the Tires2Oil(TM) technology and the de-icing technology, the Company's future revenue generation activities will shift to a technology
transfer emphasis rather than equipment sales.   While these technologies
are being developed, the Company intends to concentrate its efforts in two complementary aspects of the crumb rubber industry. The Company plans to construct a complete crumb rubber manufacturing plant Germany. Through its subsidiary, Advanced Surfacing Technologies, Inc., the Company will market specialized Crumb Rubber Modified (CRM) asphalt blending technology and equipment manufactured by CEI for the contracting industry. Management believes these four will form the core business and the Company's future revenue drivers and profit centers.

     Net cash used in operations was $341,614 during the three months ended September 30, 2002 compared to $264,445 in the three months ended September 30, 2001. The primary use of cash was the funding of the net operating loss of $483,959 for the three months ended September 30, 2002. This was also the case in 2001, when the operating loss was $575,289. During the third quarter 2002 Accounts Payable decreased by $79,568. Accrued expenses increased $130,366 during the three months ended September 30, 2002 primarily due to the continued deferral of officer's salaries. There was no increase in the comparable 2001 quarter. Notes Payable declined during the three months ended September 30, 2002 by $822. There was no change in Notes Payable in the comparable 2001 quarter.
                                     14

     Depreciation Expense of $75,841 for the quarter ended September 30, 2002, is a reduction of $28,608 from the 2001 expense of $104,449. This is due to the disposal of two vehicles and the sale of miscellaneous equipment in the latter part of 2001

     Travel expenses of $20,052 for the quarter ended September 30, 2002, are virtually unchanged compared to $20,201 for the quarter ended September 30, 2001.

     Professional fees decreased by $116,649 from $ 126,619 in the third quarter 2001 to $9,970 in the third quarter 2002. This decrease as a result of a general reduction in legal and professional services expenditures and the deferral of some services which may occur at a future date.

     Office expense of $23,855 for the quarter ended September 30, 2002, is a $13,416 increase from the $10,439 expense incurred in the same quarter in 2001. This increase is due to timing differences in internet expense, translation expenses and maintenance costs.

     Administrative expenses of $108,849 for the quarter ended September 30, 2002, are $74,651 lower than the $183,500 for the comparable 2001 period. This reduction is a result of reduced Automobile Expenses, Shareholder and Public Relations Expenses and Salaries Expense partially offset by an increase of $ 6,387 in insurance costs compared to the quarter ended September 30, 2002 and $11,030 in patent protection expense not incurred in the comparable 2001 quarter

     Consulting expenses of $137,730 for the quarter ended September 30, 2002 increased from the quarter ended September 30, 2001 expenses of $101,782. This increase is primarily due to the addition of a consultant in Germany and the reassignment of a full time employee to a consultant.

     Interest expense in the quarter ended September 30, 2002 was $64,545. This expense is as a result of renegotiating two notes that fell due during the quarter. In both cases, the Company incurred penalties and extension fees, which were expensed. No comparable expense was incurred in the 2001 quarter.

     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

     The Company generated a loss of $1,384,647 in the nine months ended September 30, 2002, compared to a loss of $1,644,916 for the nine months ended September 30, 2001. This $260,269 or 15 % reduction in loss is a result of general reductions in General and Administrative expenses, and reductions in Legal and Professional Expenses. The Company had no significant sales in either year. The Company had $63,591 in crumb rubber sales for the nine months ended September 30, 2001. The crumb rubber sales in 2001 were essentially the disposition of the inventory remaining after the closing of the San Diego facility, and as such, were not be repeated. No revenue from license fees was generated in either of the three quarters ended September 30, 2002 or 2001.


     Net cash used in operations was $768,797 during the nine months ended September 30, 2002 compared to $1,098,748 in the nine months ended September 31, 2001. The primary use of cash was the funding of the net operating loss of $1,384,647 for the nine months ended September 30, 2002. This was also the case in 2001, when the operating loss was $1,644,916. During the first nine months of 2002, Accrued Expenses increased by $121,800,Accounts Payable increased $41,845 and Notes Payable increased by $172,269. Cash used in operations in 2001was affected by a decrease in Inventory of $37,287, a decrease in Notes Receivable of $26,500, an increase of $21,087 in Accounts Payable and an increase in Payroll Taxes Payable of $52,281. Additionally, Deposits decreased by $11,000 and Accounts Receivable increased by $4,469 during the first nine months of 2001.

     Depreciation Expense of $227,522 for the nine months ended September 30, 2002, is less than the 2001 expense of $289,830 by $62,308. This is due to the disposal of two vehicles and the sale of miscellaneous equipment in the latter part of 2001

     Travel expenses of $49,556 for the nine months ended September 30, 2002, decreased $8,824 compared to $58,380 for the nine months ended September 30, 2001. Essentially all of this reduction occurred in the second quarter of the year. This decrease is a timing difference in the scheduling of overseas travel and should not be viewed as a trend.

     Professional fees decreased from $320,849 for the nine months ended September 30, 2001, to $74,062 for the comparable 2002 nine month period. The 2001 expenditures relate, primarily, to the legal activities regarding patents and related matters for both the Tires2Oil(TM) license and the purchase of the de-icing technology license from Dartmouth College in the first quarter of 2001. Additionally, $60,000 of the 2001 expense related to a special non recurring project. Legal and professional services have not been required in 2002 to the extent of the 2001 levels.

     Office expense of $77,671 for the nine months ended September 30, 2002, is a $19,291 increase from the 2001 expenses for the same nine month period of $58,380. This increase is due to timing differences in internet expense, translation expenses and maintenance costs

     Administrative expenses of $339,596 for the three quarters ended September 30, 2002, are $123,810 lower than the $46,409 for the comparable 2001 period. This reduction is a result of reduced Automobile Expenses, Shareholder and Public Relations Expenses and Salaries Expense partially offset by an increase of $27,695 in insurance costs compared to the quarter ended September 30, 2001 and $47,717 in patent protection expense not incurred in the comparable 2001 nine month period.

     Consulting expenses of $432,075 for the nine months ended September 30, 2002 increased from the three quarters ended September 30, 2001 expense of $353,783. This increase is primarily due to the addition of a consultant in Germany and the reassignment of a full time employee to a consultant.

     Options expense of $15,000 was recognized in the nine months ended September 30, 2001, for the 2001 employee incentive stock option program. No comparable expense was incurred in 2002 as the 2002 option program was issued at a premium to market price, resulting in no expense to the Company.


     COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2001 AND THE QUARTER ENDED SEPTEMBER 30, 2000.

     The Company generated a loss of $575,289 in the three months ended September 30, 2001, compared to a loss of $655,549 for the three months ended September 30, 2000. This $80,260 or 12% decrease in loss is the result of a general reduction in expenses following the closing of the Company's subsidiary operation in San Diego, California combined with a reduction in General and Administrative expenses. The Company had product sales of $2,956 in the three months ended September 30, 2001 compared to product sale of $75,661 for the three months ended September 30, 2000. The sales in 2001 are essentially the disposition of the inventory remaining after the closing of the San Diego facility, and as such, will not be repeated. No revenue from license fees was generated in either the quarter ended September 30, 2001 or September 30, 2000.

     Net cash used in operations was $449,400 during the three months ended September 30, 2001 compared to $1,028,530 in the three months ended September 30, 2000. The primary use of cash was the funding of the net operating loss of $575,289 for the three months ended September 30, 2001. This was also the case in 2000, when the operating loss was $665,549. During the third quarter 2001, Accounts Receivable decreased by $15,342, Inventory decreased by 2,226 and Accounts Payable decreased by $130,681. Cash used in operations in the third quarter 2000 was affected by a decrease in Accounts Receivable of $93,109. Inventory increased by $30,287, and Accounts Payable decreased by $220,297 during the third quarter 2000.

     Depreciation Expense of $104,449 for the quarter ended September 30, 2001, exceeds the 2000 expense of $68,944 by $35,505. This is due to the equipment purchased and manufactured for the QCAL operation. The Company intends to utilize this equipment in the Poseidon plant.

     Travel expenses of $20,201 for the quarter ended September 30, 2001, increased by 17% or $2,926 compared to $17,275 for the quarter ended September 30, 2000. This increase is due to increased foreign travel in the effort to conclude the Poseidon project funding mitigated by eliminating marketing activities in support of the QCAL operation.

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


     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

     The Company generated a loss of $1,644,916 in the nine months ended September 30, 2001, compared to a loss of $1,844,980 for the nine months ended September 30, 2000. This $200,064 or 10 % reduction in loss is a result of general reductions in General and Administrative expenses and the closing of the Company's subsidiary operation in San Diego, California.
The Company had no significant sales in either year. The Company had $63,591 in crumb rubber sales for the nine months ended September 30, 2001. The Company had $305,150 in revenue for the three quarters ended September 30, 2000. The crumb rubber sales in 2001 are essentially the disposition of the inventory remaining after the closing of the San Diego facility, and as such, will not be repeated. No revenue from license fees was generated in either the three quarters ended September 30, 2001 or 2000. Due to the emphasis on technology transfer, no license fee income is anticipated until a full scale Tires2Oil(TM) plant is operational. Such a plant will not be begun until and unless the pilot plant proves successful.

     Net cash used in operations was $1,283,763 during the nine months ended September 30, 2001 compared to $1,842,806 in the nine months ended September 31, 2000. The primary use of cash was the funding of the net operating loss of $1,664,916 for the nine months ended September 30, 2001. This was also the case in 2000, when the operating loss was $1,844,980. During the first nine months of 2001, Accounts Receivable increased by $4,469, Inventory decreased $37,287 and Accounts Payable were reduced by $163,928. Cash used in operations in 2000 was affected by an increase in Accounts Receivable of $189,626. Additionally, Inventory increased by $24,467, Customer Deposits increased by $190,714, and Accounts Payable decreased by $151,528 during the first nine months of 2000.

     Depreciation Expense of $289,830 for the nine months ended September 30, 2001, exceeds the 2000 expense of $206,718 by $83,112. This is due to the equipment purchased and manufactured for the QCAL operation. The Company intends to utilize this equipment in the Poseidon plant.

     Travel expenses of $58,380 for the nine months ended September 30, 2001, decreased by 18% or $13,078 compared to $71,458 for the nine months ended September 30, 2000. This decrease is due to eliminating marketing activities in support of the QCAL operation, partially offset by an increase in foreign travel in anticipation of completion the Poseidon project funding.

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

     Administrative expenses of $463,409 for the three quarters ended September 30, 2001, are significantly lower than the $736,270 for the comparable 2000 period. This reduction is due to closing the San Diego operation in midyear 2000, and cessation of QCAL management and marketing activities.

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

Item 3.  Controls and Procedures

  (a)     Evaluation of Disclosure Controls and Procedures.
  ------------------------------------------------------
  The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

  (b)     Changes in Internal Controls and Procedures.
  -------------------------------------------------
  Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  There were no significant changes in the Company's litigation with Veplas Manufacturing LTD., during the quarter ended September 30, 2002.

Item 2.  Changes in Securities

  No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

  The following securities, which are not registered under the Securities Act of 1933, were issued by the Company during the quarter ended September 30, 2002.

  During the quarter ended September 30, 2002, the Company sold 1,499,016 shares of its common stock to non United States persons in Asia and Europe. The Company received $214,377 from the sale of the shares. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States.

The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

  On July 9, 2002, the Company issued 675,000 restricted common shares to retire debt in the amount of $63,125, which was held by three individuals. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

  On September 9, 2002, Keith Fryer, the Company's Chief Operating Officer, exercised an option to purchase 266,668 shares of restricted common stock of the Company. The Company received $.062 per share. The option was originally issued to Mr. Fryer in 1997. The shares were issued to Mr. Fryer pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

  On September 19, 2002, 500,000 restricted common shares were issued to a private investor for $102,200. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.

Item 3.  Defaults upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 5.  Other Information

  The Company continues to negotiate a formalized agreement with MeWa Recycling Anlagen, GmbH, a German corporation to market their full range of recycling equipment in North America and Asia, and hopes to finalize a formal agreement during the fourth quarter of 2002.

  The Company continues to actively seek a suitable German joint venture partner to help provide partial equity funding, project management and operations assistance and a strong German presence for its Poseidon tire recycling facility. The Company hopes to have a suitable joint venture partner by the end of the year. The Company believes that the additional funding provided by a joint venture partner, combined with the EU grants and the low interest funding commitment it has already received from the government of the state of Mecklenburg-Vorpommern should be sufficient to finish construction of the Poseidon facility.

Item 6.  Exhibits and Reports on Form 8-K

  Reports on Form 8-K

  (A) No reports on Form 8-K were filed or required to be filed during the quarter ended
          September 30, 2002.

  (B) Exhibits. The following exhibits are included as part of this report:

          Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
















                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                              Advanced Recycling Sciences, Inc.


November 12, 2002             /S/ Keith J. Fryer
                              --------------------------------------------
                              Keith J. Fryer
                              President and Chief Operating Officer




November 12, 2002             /S/ John F. Pope
                              --------------------------------------------
                              John F. Pope
                              Vice President, Finance and
                              Chief Accounting Officer
















               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Ehrenfried Liebich certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Advanced Recycling Sciences, Inc., (the "Company");

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
                                     23


     (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002       By: /S/ Ehrenfried Liebich
                                  ----------------------------------------
                              Ehrenfried Liebich, Chief Executive Officer






               CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, John F. Pope, certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Advanced Recycling Sciences, Inc., (the "Company");

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):
          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
                                     25

     (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002            By: /S/ John F. Pope
                                       ----------------------------------
                                   John F. Pope, Chief Financial Officer











