Form 10KSB
period 2003-03-31
ADVANCED RECYCLING SCIENCES INC
filed 2003-05-15
CIK 921450

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended       December 31, 2002
                               --------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                    ----------   ----------

                       Commission File Number 0-23812
                                             --------
                     ADVANCED RECYCLING SCIENCES, INC.
               ----------------------------------------------
               (Name of small business issuer in its chapter)

     Nevada                                                 95-4255962
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

University Tower, 4199 Campus Drive, Suite 550, Irvine, California   92612
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code:    (949) 509-6503
                                                     ----------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $0.

The aggregate market value of the issuer's voting stock held as of April 15, 2002, by non-affiliates of the issuer was $1,935,587.

As of April 15, 2003 issuer had 24,544,366 shares of its $.001 par value common stock outstanding.

Transitional Small Busines     Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference:  None


___________________________________________________________________________

                             TABLE OF CONTENTS

___________________________________________________________________________

                                   PART I

ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . .

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
          SECURITIES HOLDERS . . . . . . . . . . . . . . . . . . . . . . .

                                  PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . .

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . .

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

ITEM 14.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . .

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .



___________________________________________________________________________

                                   PART I

___________________________________________________________________________

                                  FORWARD

___________________________________________________________________________

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


___________________________________________________________________________

                      ITEM 1.  DESCRIPTION OF BUSINESS

___________________________________________________________________________

     Advanced Recycling Sciences, Inc., ("ARS " or the "Company") is in the business of developing innovative products and technologies in the environmental and recycling industries, with specific emphasis on rubberized asphalt paving, scrap tire and industrial rubber recycling. The principal offices of the Company are located at University Tower, 4199 Campus Drive, Suite 550, Irvine California 92612. The Company was organized as a corporation in 1968, under the laws of the State of California. In 1988 the Company changed its domicile from California to the State of Nevada and has operated as a Nevada corporation since that time. In March 2001, the Company amended its articles of incorporation to change its name from The Quantum Group, Inc., to Advanced Recycling Sciences, Inc.

     Since March 2001, the Company has been pursuing a business development strategy incorporating technology acquisition, innovation and development, including rubberized asphalt paving, the patented Tires2Oil process, a patented de-icing system for road surfaces and international sales of tire shredding, granulating and aftermarket product manufacturing equipment.

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

     The Company believes there are significant opportunities in the rubberized asphalt paving industry. The Company, through AST intends to focus most of its efforts in the upcoming year to exploiting the growing rubberized asphalt paving, particularly in Europe. The Company has entered into an exclusive agreement with a manufacturer to sell specialized mobile equipment for blending rubber and asphalt at hot mix plants in Europe.
The Company will also oversee technology transfer programs to international clients, on-site project management and seminars to educate both public and private sector engineers about the Company's products and services. The Company also intends to establish and operate its own rubberized asphalt paving business in Germany. The AST website can be viewed at http://www.ast-paving.com.

     Tires2Oil, Inc.
     ---------------
     Tires2Oil, Inc. is a 93% owned subsidiary of the Company.  Tires2Oil
(TM) was formed as a Nevada corporation on January 17, 2001. The primary responsibility of Tires2Oil(TM) is the continued research, development and exploitation of certain super critical fluid ("SCF-Oil (TM)") tire recycling technology. The SCF-Oil (TM) technology can be used to break down tires into a form of oil and carbon. The oil can be easily upgraded in existing oil refineries. This technology has been proven in the laboratory at University of South Alabama.

     Based on laboratory experiments, the Company believes the Tires2Oil process can be applied to the surface of crumb rubber to de-vulcanize it. This treated rubber will be suitable to incorporate into the production of new tires and other molded rubber products, including new tires. When the rubber is re-vulcanized it provides the same characteristics as original rubber. The Tires2Oil website can be viewed at http://www.tires2oil.com.

     Poseidon Products GmbH. ("Poseidon")
     ------------------------------------
     Poseidon is currently a wholly-owned subsidiary of the Company. For some time, the Company has intended to finish construction of this state of the art rubber recycling facility in Penkun, located in the state of Mecklenburg-Vorpommern, Germany. This facility was to produce crumb rubber and manufacture a wide range of value-added aftermarket products using technologies licensed or developed by the Company.

     Due to difficulties in securing financing to construct this facility, and the Company's belief that its best opportunities lie in the rubberized asphalt paving industry, the Company has temporarily suspended its plans to finish construction of its Poseidon facility until such time as the Company believes funding and demand for crumb rubber and related products so justifies.

     Poseidon's website may be viewed at http://www.poseidon-products.com.

     Technology Development, Inc.  ("TDI")
     -------------------------------------
     TDI was acquired by the Company in February 2001. The primary purpose of TDI is to research, develop and market its worldwide exclusive licence to certain ground surface applications of a novel ice adhesion modification or "de-icing" technology the Company received when it acquired Technology Development, Inc., from UTEK Corporation. TDI is a wholly owned subsidiary of the Company. The TDI website can be found at http://www.no-ice.com.

     The Company also has a portal website at http://www.tirerecycling.com.

Company Products
----------------
     Rubberized Asphalt Paving
     -------------------------
     The Company believes its best and fastest route to revenues and earnings in the current economic environment lies in the rubberized asphalt paving industry. Asphalt rubber can be used as a binder in various types of asphalt paving construction including surface treatments and hot mixes. It can also be used in crack sealants. Asphalt rubber products can be used wherever conventional asphalt concrete or asphalt surface treatments are used.

     As compared to conventional paving grade asphalt, rubberized asphalt provides significantly improved engineering properties. The benefits of rubberized asphalt include:

     -    increased elasticity and resilience at high temperatures;
     -    reduced traffic noise;
     -    improved durability;
     - improved resistance to surface initiated and fatigue/reflective cracking;
     -    reduced temperature susceptibility;
     -    improved aging and oxidation resistance;
     -    reduced pavement maintenance costs; and
     -    improved resistance to rutting.

     The use of rubberized asphalt can also result in reduced construction times and savings in energy and natural resources by recycling waste rubber.

     The primary disadvantage to rubberized asphalt is the increased unit costs. Typically, rubberized asphalt costs approximately $12 to $16 more per ton than conventional mixes. As mobilization and set up of asphalt rubber blending equipment costs as much for small jobs as big ones, larger projects will result in lower per unit costs because the costs can be spread over the greater tonnage.

     The rubberized asphalt paving industry is still in the early stages of
development.   Currently, the Company knows of seven states which have done sufficient testing of CRM asphalt to no longer consider it experimental. The testing performed by Arizona, California, Florida, New Mexico, Nebraska, Tennessee and Texas has shown that the application of asphalt rubber systems significantly increases the life of the roadway surface while reducing the maintenance costs and life-cycle costs. These states are all increasing their overall use of various CRM asphalt systems. The Rubber Pavement Association believes that within the next three years, the number U.S. of states specifying and using CRM asphalt paving could potentially increase to as many as thirty.

     The rubberized asphalt paving industry is also in the beginning stages of development in Europe. Following more than two years of lobbying, the Company convinced the German state government of Meklenberg-Vorpommern, based on sucess with ruberized asphalt in the United States, to lay 11 kilometers of pilot rubberized road projects in Schwerin. The rubberized asphalt road pilot project has been successful. The German state government of Schwerin has independently identified numerous advantages to rubberized asphalt including two to three times extended life expectancy, reduced noise levels, improved traction and shorter braking distances. The Company believes the success of the pilot project will prompt local governments throughout
Germany and other European countries to commit to the installation of additional rubberized asphalt roadways.

     The Company has acquired an exclusive license from CEI Enterprises, Inc., of Albuquerque, New Mexico, to market specialized mobile rubberized asphalt hot mix blending equipment throughout Europe. In accordance with the terms of this license, the Company will receive a commission on each piece of CEI equipment sold to a Company client. The Company has spent significant time and effort researching and seeking to establish itself in the rubberized asphalt paving industry. In addition to receiving commissions, the Company will provide consulting and other services to clients for a fee. Finally, the Company intends to generate revenue by acquiring equipment from CEI and entering into the industry, initially in Germany, as a primary and/or subcontractor and then expanding to other markets as demand justifies.

     Tires2Oil(TM) Super Critical Fluid Process
     ------------------------------------------

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

     The Tires2Oil(TM) process can also be applied to the surface of crumb rubber to de-vulcanize and liquify it. The Company believes this treated, liquified rubber can be used to produce new tires and other rubber products.

     The Company had hoped to construct a pilot plant to assist in the further development of this technology. Due to a lack of funding, the Company has not yet begun construction of a pilot plant. When the Company is able to raise adequate funding, it anticipates that construction of a pilot plant will take approximately three months. The pilot plant will be used to develop firm criteria and product data for enabling the construction of full scale production plants. The Company estimates that the cost of establishing a pilot plant will be approximately $1,120,000.

If sufficient funds can be raised, development of the plant will occur in two phases. The first phase will include construction and set up of the pilot plant, as well as process development. The cost to complete the first phase is approximately $700,000. The cost of the second phase, which will focus on a liquid rubber testing and commercialization program, is estimated at $420,000. The Company is currently in preliminary negotiations with several parties regarding the possible acquisition of Tires2Oil(TM) from the Company.

     Once the Company has a firm understanding of the criteria, data, and production specifications, Tires2Oil(TM) will market and license this technology worldwide.

     In connection with the research and development efforts undertaken by Tires2Oil(TM), it believes it has discovered a process to de-vulcanize crumb rubber. When this rubber is re-vulcanized, it provides the product with the same characteristics as original rubber. The Company believes this de-vulcanized rubber can be used to produce a number of molded rubber products, including new tires. The Company is in the initial stages of research and development of this process to de-vulcanize crumb rubber and does not know if this process can be proved up on a commercial scale. Moreover, the Company does not at this time know whether the process can be developed into economically viable uses.

     Crumbing and Aftermarket Product Equipment
     ------------------------------------------
     For a number of years, the Company's primary business pursuit was the development and sale of equipment and facilities capable of recycling tires and other rubber scrap to crumb rubber that could in turn be used to create value-added aftermarket products. For several years, the Company has envisioned that its Poseidon Products facility would be the cornerstone of this operation both in terms of operations and as a state of the art facility for use in educating, marketing and demonstrating its full range of tire recycling technologies. While the Company believes a market for tire and waste rubber recycling exists, due to ongoing difficulties in securing financing to construct this facility, the Company has determined to suspend its tire crumbing and aftermarket product operations until such time as market conditions, funding and demand justify the significant expense associated with operating in this industry.

     Roadway Surface De-Icing Technology
     -----------------------------------
     In February 2001, the Company acquired Technology Deevlopment, Inc. ("TDI") TDI had two primary assets: a worldwide exclusive license for the ground surface applications of a patented novel ice adhesion modification technology developed at Dartmouth College's Thayer School of Engineering; and a $200,000 pre-paid credit for additional research and development of the technology by the Dartmouth College engineering professor who developed the technology. Pursuant to the terms of the agreement the Company entered into at the time it acquired TDI, Dartmouth College was to provide certain information, data, samples, etc., by February 2002, that would allow the Company to create a pilot and allow for real world simulation and testing. To date, the required deliveries have not been made to the Company. The Company is currently in discussion with Dartmouth College regarding this matter. It is unclear at this time when delivery of the required information will occur, if at all. Until such time as satisfactory delivery of this information is made to the Company, the Company cannot proceed with development and commercialization of this technology.

Research and Development
------------------------
     During the past year the Company's primary research and development efforts were employed in the development of the Tires2Oil technology. The Company spent approximately $81,000 in research and development costs in the fiscal year ended December 31, 2002. If the Company has funding, it anticipates incurring significantly greater expenses for research and development during fiscal year 2003.

Employees
---------
     The Company has a total for four employees, three of whom are part-time. The Company relies heavily on the efforts of its President and Chief Operating Officer, Keith J. Fryer. It also relies upon the services of John F. Pope, the Company's Chief Financial Officer, a Vice President and Treasurer, and Ehrenfried Liebich, the Company's Chief Executive Officer and Chairman of the Board.

Advisory Board and Scientific Advisory Board
--------------------------------------------
     Consistent with the Company's goal to become a leader in the development and commercialization of technologies for the scrap rubber recycling and crumb rubber modified asphalt paving, the Company has established an Advisory Board and a Scientific Advisory Board to assist it in the evaluation and development of new business opportunities and technologies. The following individuals currently serve on the Company's Advisory Board: Wilhelm J. Burke; Bjorn Goosen; Cees Nader and Wolfgang W. Seiler. The Company's Scientific Advisory Board is composed of the following individuals: Pawan Agarwal, Ph.D.; Jagdish Dhawan, Ph.D.; Victor F. Petrenko, Dr.Sci., Ph.D.and Nicholas D. Sylvester, Ph.D. The members of the Advisory Board and the Scientific Advisory Board are not employees of the Company, and each maintains full-time employment with other organizations.

___________________________________________________________________________

                      ITEM 2.  DESCRIPTION OF PROPERTY

___________________________________________________________________________

     The Company's principal executive offices are located at University Tower, 4199 Campus Drive, Suite 550, Irvine, California 92612. The Company leases approximately 650 square feet of office space at this location for $2,500 per month. The space is leased on a month to month basis.


___________________________________________________________________________

                         ITEM 3.  LEGAL PROCEEDINGS

___________________________________________________________________________

     Veplas Manufacturing, Ltd.
     --------------------------
     There have been no significant changes in the Company's litigation with Veplas Manufacturing, Ltd., during the quarter ended December 31, 2002.

     FDC Engineering Switzerland
     ---------------------------
     FDC Engineering Switzerland performed certain services relating to the original design, engineering and permitting of the Company's proposed Poseidon project facility. The Company's subsidiary Poseidon Products, GmbH disputed these fees. FDC sued Poseidon regarding this matter. FDC recently obtained a judgment against Poseidon Products in the amount of $46,000. The Company is currently negotiating with FDC to extinguish this liability.

     Pauli & Partners
     ----------------
     Pauli & Partners performed certain business consulting services for the Company's subsidiary, Poseidon. Poseidon disputed certain charges and was unable to reach an amicable solution with Pauli & Partners. Pauli & Partners recently received a judgment against Pauli & Partners in the amount of $7,500. Poseidon is currently assessing the cost of appealing this judgment to determine the expediency of an appeal versus settlement of the judgment.


___________________________________________________________________________

                 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITIES HOLDERS
___________________________________________________________________________

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 2002.


___________________________________________________________________________

                                  PART II
___________________________________________________________________________

                   ITEM 5.  MARKET FOR COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS
___________________________________________________________________________

     The Company's common stock is listed on the NASD OTC Bulletin Board under the symbol "ARYC." The Company's common stock is also listed on the Third Segment of the Frankfurt Stock Exchange under German Securities Code Number 882879. As of April 15, 2003, the Company had 771 shareholders holding 24,554,366 common shares. Of the issued and outstanding common stock, 6,164,305 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission . The Company has never declared a dividend on its common shares.

     The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                     BID PRICES            ASK PRICES
                                  HIGH       LOW        HIGH        LOW
                               ---------- ---------- ----------  ----------
2001
First Quarter ended March 31        1.625      .5625    1.71875      .71875
Second Quarter ended June 30         1.30        .70       1.55        1.00
Third Quarter ended Sept. 30         1.50        .70       1.70         .87
Fourth Quarter ended Dec. 31          .75        .37        .95         .51

2002
First Quarter ended March 31          .70        .40        .85         .60
Second Quarter ended June 30          .51        .15        .60         .21
Third Quarter ended Sept. 30          .45        .13        .62        .175
Fourth Quarter ended Dec. 31          .43        .14        .51         .16

     The foregoing figures were furnished to the Company by Pink Sheets, LLC., 304 Hudson Street, 2nd Floor, New York, New York 10013.

     Recent Sales of Unregistered Securities
     ---------------------------------------
     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued since the Company's last quarterly report for the quarter ended December 31, 2002.

     During the quarter ended December 31, 2002, the Company sold 1,022,736 shares of its common stock to non United States citizens in Europe and Asia. The Company received $157,243. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons.
The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

     During the quarter, Keith J. Fryer exercised certain stock options granted to him in 1997 to purchase 266,667 common shares. The shares were purchased a $.06 per share for a total purchase price of $16,000. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions.

     During the quarter the Company issued 150,000, 73,333 and 102,670 restricted common shares to three members of its Advisory Board, Wilhelm J. Burke, Bjorn Goosen and Cees Nader, respectively for services rendered to the Company. The shares were valued at $.05 per share. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.

     During the quarter the Company issued 75,000 restricted common shares to three other consultants for services rendered to the Company. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities. No funds were received by the Company for these shares.


___________________________________________________________________________

                   ITEM 6.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS
___________________________________________________________________________

Liquidity and Capital Resources
-------------------------------
     As of December 31, 2002, the Company had cash on hand of $24,468. The Company raised a total of $915,473 during 2002 in a Regulation S offering. The Company has received an additional $56,224 during the first quarter of 2003, as continuing receipts from the Regulation S offering.

     A depressed stock market in general and a declining market price for the Advanced Recycling Sciences, Inc. shares in particular led to disappointing results in the 2002 Regulation S offering. The results achieved in the beginning of 2003 have caused management to believe that the 2003 Regulation S offering will generate significantly less than the 2002 offering. Banking conditions in Germany have also added to the Company's inability to secure the financing required to begin construction of the Poseidon plant. The Company's Advanced Surfacing Technology, Inc., ("AST") subsidiary sponsored Crumb rubber modified asphalt tests conducted in August 2002 in Germany were very successful. Management believes that the use of crumb rubber in asphalt will generate substantial demand for crumb rubber and ultimately assist in the ability to finance the Poseidon plant. This will, however, take time.

     The Company believes there are significant opportunities in the rubberized asphalt paving industry. The Company, through AST intends to focus most of its efforts in the upcoming year to exploiting the growing demand for rubberized asphalt paving, particularly in Europe. The Company has entered into an exclusive European distribution agreement with a manufacturer to sell specialized mobile equipment for blending rubber and asphalt at hot mix plants. The Company will also oversee technology transfer programs to international clients, on-site project management and seminars to educate both public and private sector engineers about the Company's products and services. The Company also intends to establish and operate its own rubberized asphalt paving business in Germany and later in other parts of Europe. The Company has begun private placement discussions with firms associated with the industry in Germany to raise the funds to support this effort.
                                     11

     At this point in time, the Company has no ongoing revenue and its ability to raise sufficient capital to meet its cash flow needs is in question. If capital in not raised, it is unlikely the Company will be able to remain in business for the next twelve months.

     The Company's financial statements are prepared using generally accepted accounting principles in the United States of America, applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash or other liquid assets, nor does it have an established source of revenues to cover its operating costs and to allow it to continue in business as a going concern, therefore, the Company is taking the following approach to meet its liquidity requirements. The Company has an inventory of tire recycling processing and product manufacturing equipment in storage following the closure of the San Diego facility. This equipment was going to be used in the Poseidon project in Germany. The Company is now in the process of selling portions of that inventory to generate cash. The Company does not believe that the cash so generated will be sufficient to meet its overall ongoing needs. The Company is endeavoring to dispose of these assets for the highest valuation it can negotiate. Should the Company be unable to continue in operation, the forced liquidation values for these assets will be less than might be obtained over time. In some cases, the Company has received advances in anticipation of the asset sales. These short-term borrowings will be repaid from the proceeds of the asset sale or the possible sale of a subsidiary.
The Company has received an offer (subject to due deligence) to sell its Tires2Oil, Inc., subsidiary. The Company believes that the offered price is sufficient to allow the Company to meet its existing obligations and remain in operation while it develops the AST European business to a point of self-sufficiency the company is also negotiating with a second group where an offer is anticipated. Although the Company is negotiating these transactions in good faith, no assurance can be given that the transaction will be successfully concluded and the anticipated cash will be received.

Results of Operations
---------------------
Comparison of the year ended December 31, 2002, and the year ended December 31, 2001
-------------------------------------------------------------------------
     The Company generated a loss of $1,692,034 in the year ended December 31, 2002, compared to a loss of $2,042,416 for the year ended December 31, 2001. This $350,382 (17.15%) decrease is a result of decreases in Depreciation, Travel, Professional Fees, Office Expense and Consulting Fees, partially offset by R&D expenditures and Interest expenses.

     The Company had no significant sales in 2001 and no sales in 2002. The Company had equipment sales of $38,897 in the year ended December 31, 2001. There were no equipment sales in 2002. Crumb rubber sales in 2001 were $48,662. This sale was the final disposition of crumb rubber inventory and was not repeated in 2002.

     Net cash used in operations was $881,061 during the year ended December 31, 2002 compared to $1,212,089 in the year ended December 31, 2001. Substantially all of the change is due to the reduction of net loss of $350,382. Additionally, during 2002, Notes and Interest Receivable decreased $11,430, and Employee Receivables increased $21,520 Deposits increased $2,950. Interest on Notes Payable increased $5,935 and Prepaid Expenses decreased $3,791. During the twelve months ended December 31, 2001, Accounts Payable increased $66,495, Accrued Expenses increased $52,329, Accounts Receivable decreased by $59,949, Notes Receivable decreased $22,570, and Inventory decreased $37,528. Prepaid Expenses decreased $129,868.

                                     12


     Accrued Expenses increased in the year ended December 31, 2002 by $124,093 compared to an increase of $52,329 in the year ended December 31, 2001. Accounts Payable increased $308,948 in the year ended December 31, 2002 compared to an increase of $66,495 in the twelve mouths ended December 31, 2001. Officers and Directors of the Company continued to defer salary payments during 2002. The Company recorded the unpaid liability as Accounts Payable. The officers and directors were owed $233,990 for salaries at December 31, 2002 compared to $71, 720 at December 31, 2001.

     Depreciation Expense of $298,510 for the year ended December 31, 2002, is a reduction of the 2001 expense of $324,826 by $26,316. This is due to the disposition of a delivery vehicle and the sale of a portion of the Company's equipment inventory

     Travel expenses of $61,406 for the year ended December 31, 2002, decreased by $26,406 compared to $87,812 for the year ended December 31, 2001. This is due to an overall restriction in travel as part of an overall cost reduction program as well as staff downsizing.

     Professional fees decreased to $86,269 in the twelve months ended December 31, 2002 from $175,032 for the twelve months ended December 31, 2001. This reduction is from a greater reliance on in house services with conservative use of outside professionals.

     Office expense of $30,884 for the twelve months ended December 31, 2002, is a decrease of $51,337 from the 2001 expenses of $82,221. This decrease is also a result of a general expense reduction program.

     Rent and Utilities expense of $116,413 in the twelve months ended December 31, 2002 is $3,422 less that the $119,835 incurred in 2001. This reduction is due to relocating to a smaller office location in September 2002.

     Administrative expenses of $303,623 for the year ended December 31, 2002 is a $178,735 decrease from the $482,358 for the comparable 2001 period. Salaries expense decreased $68,400 due staff reductions. Payroll Tax, Insurance and Vacation expenses reduced accordingly. Other elements of Administrative expense include Promotion and Trade Show expenses which were reduced from $17,869 for the twelve months ended December 31, 2001 to $1,342 in the 2002 year and Freight expenses which were reduced from $15,183 in 2001 to $630 in the twelve moths ended December 31, 2002.

     Consulting expenses of $555,580 for the year ended December 31, 2002 decreased from the year ended December 31, 2001 expense of $674,731 by $119,151. This expense was reduced with the completion of the Business plan for the Poseidon project in Germany in late 2001.

     Interest expense of $82,700 in the twelve months ended December 31, 2002, is an increase of $73,642 over 2001. This increase is due to a number of short term borrowings during the course of 2002 to cover gaps in the receipts of the Regulation S proceeds and the shortfall of the Regulation S offering.

     Research and Development Expenses of $88,810 were incurred during the twelve months ending December 31, 2002 on the Company's Tires2Oil project. $65,000 of comparable expenses were included in 2001

                                     13


___________________________________________________________________________

                       ITEM 7.  FINANCIAL STATEMENTS

___________________________________________________________________________

/Letterhead/
                        Independent Auditors' Report
                        ----------------------------

To the Board of Directors of
Advanced Recycling Sciences, Inc.

We have audited the accompanying balance sheets of Advanced Recycling Sciences, Inc., (a Nevada corporation), as of December 31, 2002 and 2001, and the related statements of operations, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Recycling Sciences, Inc., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 19, the Company has incurred significant operating losses over the last four years, and has an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continued as a going concern. Management's plans in regard to these matters are described in
Note 19. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
Salt Lake City, Utah
March 31, 2003


                                     14


                     Advanced Recycling Sciences, Inc.
                                Balance Sheet
                                December 31

                                                          2002          2001
                                                      ------------ ------------
                                     Assets
Current Assets
--------------
  Cash                                                 $   24,468   $     3,785
  Employee Receivable                                      21,520         -
  Deposits                                                  2,950        14,281
  Note Receivable                                            -           11,430
  Prepaid Expenses                                          2,785         6,576
                                                      ------------  ------------
      Total Current Assets                                 51,723        36,072

Property & Equipment (Note 5)
--------------------
  Land (Note 14)                                          655,845       617,840
  Furniture & Fixtures                                     38,711        38,550
  Equipment                                             1,468,973     1,504,870
  Vehicles                                                  -            39,402
  Websites                                                 27,123        25,728
                                                      ------------  ------------
      Total Property & Equipment                        2,190,652     2,226,390
      Less Accumulated Depreciation                    (1,024,762)     (768,861)
                                                      ------------  ------------
      Net Property & Equipment                          1,165,890     1,457,529

Other Assets
------------
  Construction in Progress (Note 12)                      507,536       535,553
  License Rights, net (Note 17)                           248,348       313,104
  Patent Rights (Note 13)                               4,146,261     4,065,000
                                                      ------------  ------------
      Total Other Assets                                4,902,145     4,913,657
                                                      ------------  ------------
      Total Assets                                     $6,119,758   $ 6,407,258
                                                      ============  ============


                                    Continued
                                       15


                        Advanced Recycling Sciences, Inc.
                                  Balance Sheet
                                   December 31

                                                          2002          2001
                                                      ------------ ------------

                       Liabilities & Stockholders' Equity
Current Liabilities
-------------------
  Accounts Payable                                    $   834,204   $   526,123
  Accrued Expenses                                        185,654        61,561
  Notes Payable (Current Portion) (Note 3)                 48,173        41,282
  Notes Payable - Related Party (Note 6)                  196,694       185,130
  Capital Lease (Current Portion) (Note 10)                 -            17,178
  Interest on Note Payable (Note 3)                        13,844         7,909
                                                      ------------  ------------
      Total Current Liabilities                         1,278,569       839,183

Long Term Liabilities
---------------------
  Capital Lease (Note 10)                                   -            12,477
  Note Payable (Note 3)                                     -             6,891
                                                      ------------  ------------
      Total Long Term Liabilities                           -            19,368

  Minority Interest                                        38,057        44,738

Stockholders' Equity
--------------------
  Preferred Stock, 5,000,000 Shares Authorized;
   Par Value of $.001 per Share;
   Zero Shares Issued and Outstanding                       -             -
  Common Stock 50,000,000 Shares Authorized;
   Par Value of $.001 Per Share;
   23,798,579 & 17,176,913 Shares Issued
   & Outstanding Respectively                              23,799        17,177
  Additional Paid In Capital                           15,231,076    14,230,009
  Paid-in Capital Stock Options                            25,543        25,543
  Accumulated Deficit                                 (10,373,723)   (8,681,689)
  Accumulated Other Comprehensive Income (Note 9)        (103,563)      (87,071)
                                                      ------------  ------------
      Total Stockholders' Equity                        4,803,132     5,503,969
                                                      ------------  ------------

      Total Liabilities & Stockholders' Equity        $ 6,119,758   $ 6,407,258
                                                      ============  ============


   The accompanying notes are an integral part of these financial statements.
                                       16


                        Advanced Recycling Sciences, Inc.
                             Statement of Operations
                         For the Years Ended December 31

                                                          2002          2001
                                                      ------------  ------------
Revenues
--------
  Equipment Sales                                     $     -       $    38,897
  Other Sales                                               -            48,662
                                                      ------------  ------------
      Total Revenues                                        -            87,559
      Cost of Sales                                         -            37,287
                                                      ------------  ------------
      Gross Profit                                          -            50,272

Expenses
--------
  Depreciation                                            298,510       324,826
  Amortization                                             64,756        64,756
  Travel                                                   61,406        87,812
  Professional Fees                                        86,269       175,032
  Office                                                   30,884        82,221
  Rent & Utilities                                        116,413       119,835
  Administrative Expenses                                 303,623       482,358
  Consultant Fees                                         555,580       674,731
  Research & Development                                   88,810        65,000
                                                      ------------  ------------
      Total Expenses                                    1,606,251     2,076,571
                                                      ------------  ------------
      Net Income (Loss) from Operations                (1,606,251)   (2,026,299)

Other Income (Expenses)
-----------------------
  Interest Income                                              52         1,215
  Interest Expense                                        (82,700)       (9,058)
  Other Income                                                250         -
  Gain (Loss) on Sale of Assets                             3,296           988
                                                      ------------  ------------
      Total Other Income (Expense)                        (79,102)       (6,855)
      Minority Interest                                     6,681         9,262
                                                      ------------  ------------
      Net Income (Loss)                               $(1,692,034)  $(2,042,416)
                                                      ============  ============
      Net (Loss) per Share                            $      (.08)  $     (0.13)
      Weighted Average Shares Outstanding              20,353,544    15,873,294

Comprehensive Income
--------------------
  Net Loss                                            $(1,692,034)  $(2,042,416)
  Other Comprehensive Income:
   Foreign Currency Translation                           (16,492)       (6,710)
                                                      ------------  ------------
   Comprehensive Income (Loss)                        $(1,708,526)  $(2,049,126)
                                                      ============  ============

   See accompanying notes are an integral part of these financial statements.
                                       17





                        Advanced Recycling Sciences, Inc.
                        Statement of Stockholders' Equity
                    From January 1, 2001 to December 31, 2002

                             Common Stock        Paid-in Comprehensive    Accumulated
                           Stock    Amount       Capital        Income       Deficit
                     ----------------------------------------------------------------
Balance,
January 1, 2001       12,752,128   $12,751   $11,487,815  $    (80,361) $ (6,639,273)

Shares Issued for
Patent Rights at
$1.625 per Share       1,446,153     1,446     2,348,554

Shares Issued for
Services at $.80
per Share                 85,000        85        67,915

Shares Issued for
Cash (Asian Reg-S)
at $.54 per Share      1,457,464     1,458       782,373

Share Issued for
Cash (Euro Reg-S)
at $.48 per Share      1,311,250     1,311       623,689

Shares Issued for
Debt at $.40 per
Share                    765,385       766       305,388

Shares Canceled
for Asset Return        (640,467)     (640)   (1,360,365)

Foreign Currency
Translation                                                     (6,710)

Net Loss for
Year Ended
December 31, 2001                                                         (2,042,416)
                     ----------------------------------------------------------------
Balance,
December 31, 2001     17,176,913    17,177    14,255,369       (87,071)   (8,681,689)

Shares Issued for
Cash at prices from
$.478 to $.310 per
Share                    457,833       458       165,791

Shares Issued for
Cash at prices from
$.285 to $.200 per
Share                  1,481,300     1,481       344,595


                                 Continued
                                     18


                     Advanced Recycling Sciences, Inc.
                     Statement of Stockholders' Equity
                      For the Years Ended December 31

                             Common Stock        Paid-in  Comprehensive Accumulated
                           Stock    Amount       Capital     Income       Deficit
                     ----------------------------------------------------------------
Shares Issued for
Cash at prices from
$.190 to $.100 per
Share                  2,408,040   $ 2,408   $   311,260

Shares Issued for
Cash at prices from
$.099 to $.075 per
Share                    927,300       927        80,676

Shares Issued for
Exercise of 1987
Stock Option at
$.060 per Share          266,670       267        15,733

Shares Issued for
Debt at $.094 per
Share                    650,000       650        60,600

Shares Issued for
Services at $.05
per Share                430,523       431        22,595

Foreign Currency
Translation                                                    (16,492)

Net Loss for the
Year Ended
December 31, 2002                                                         (1,692,034)
                     ----------------------------------------------------------------
Balance,
December 31, 2002     23,798,579   $23,799   $ 15,256,619   $ (103,563) $(10,373,723)
                     ================================================================

 The accompanying notes are an integral part of these financial statements.
                                     19






                     Advanced Recycling Sciences, Inc.
                          Statement of Cash Flows
                      For the Years Ended December 31

                                                         2002           2001
                                                    -------------  -------------
Cash Flows from Operating Activities
------------------------------------
 Net Profit or (Loss)                               $ (1,692,034)  $ (2,042,416)
 Adjustments to Reconcile Net Profit
  or (Loss) to Net Cash:
   Amortization & Depreciation                           363,266        389,582
   Gain on Sale of Fixed Assets                           (3,296)          (988)
   Non Cash Transactions                                  61,250           -
   Stock Issued for Services                              23,026         68,000
 Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Accounts Receivable                -            59,949
  (Increase) Decrease in Employee Receivable             (21,520)          -
  (Increase) Decrease in Interest Receivable                -               722
  (Increase) Decrease in Inventory                          -            37,528
  (Increase) Decrease in Notes & Interest
   Receivable                                             11,430         22,570
  (Increase) Decrease in Prepaid Expense                   3,791        129,868
  (Increase) Decrease in Deposits                         (2,950)         -
  Increase (Decrease) in Accrued Expenses                124,093         52,329
  Increase (Decrease) in Accounts Payable                308,948         66,495
  Increase (Decrease) in Interest on Notes
   Payable                                                 5,935          4,272
                                                    -------------  -------------
   Net Cash (Used) by Operating Activities              (818,061)    (1,212,089)

Cash Flows from Investing Activities
------------------------------------
 Land Preparation and Costs                              (38,005)      (218,803)
 Purchase of Equipment                                     -            (70,087)
 Purchase of Furniture & Fixtures                           (161)          (772)
 Purchase of Website                                      (1,395)       (16,078)
 Proceeds from Sale of Equipment                          47,393         31,054
 Increase Costs from Patent Rights                       (81,274)         -
                                                    -------------  -------------
   Net Cash (Used) by Investing Activities               (73,442)      (274,686)



                                    Continued
                                       20



                        Advanced Recycling Sciences, Inc.
                             Statement of Cash Flows
                         For the Years Ended December 31

                                                         2002           2001
                                                    -------------  -------------
Cash Flows from Financing Activities
------------------------------------
 Proceeds from the Sale of Common Stock (Net)       $    915,473   $  1,432,321
 Payment on Long Term Debt                                 -             (1,820)
 Proceeds from Notes Payable                              11,564          -
 Increase (Decrease) in Capital Lease                    (29,655)         -
 Proceeds from Stock Option Exercise                       8,123          -
 Increase (Decrease) in Minority Interest                  6,681         44,738
                                                    -------------  -------------
  Net Cash Provided by Financing Activities              912,186      1,475,239
                                                    -------------  -------------
   Increase (Decrease) in Cash                            20,683        (11,536)

   Cash at Beginning of Period                             3,785         15,321
                                                    -------------  -------------
   Cash at End of Period                            $     24,468   $      3,785
                                                    =============  =============

Disclosures from Operating Activities
-------------------------------------
 Interest                                           $     82,700   $      9,058
 Taxes                                                     -              -

Significant Non Cash Transactions
---------------------------------

During 2002, the Company issued 430,523 shares of common stock in exchange for consulting services rendered. The cost of the services has been charged to operations, and additional paid-in-capital has been increased by $22,595, representing the excess of the cost of the services over the par value of the common stock issued.

During 2001, the Company issued 85,000 shares of common stock in exchange for consulting services rendered. The cost of the services has been charged to operations, and additional paid-in capital has been increased by $67,915, representing the excess of the cost of the services over the par value of the common stock issued.

During 2001, the company issued 1,446,153 shares of common stock to purchase patent rights for "de-icing" technology. Additional paid-in capital has been increased by $2,348,554, representing the excess of the cost of the assets over the par value of the common stock.

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

 The accompanying notes are an integral part of these financial statements.
                                     21


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

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

                                 Continued
                                     22


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 2 - Significant Accounting Policies - continued
----------------------------------------
K. As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans as a compensation cost when options were issued at equal to or more than fair market value.
L. Research and Development: Research and development costs are charged to expense as incurred.

NOTE 3 - Notes Payable
----------------------

The Company has the following notes payable obligations          2002         2001
                                                             -----------  -----------
Note payable to bank due April 29, 2003, plus interest
  payable annually at 12.32%, secured by the equipment.      $  35,649    $   35,649
Note payable to bank due April 29, 2002, plus interest
  payable annually at 12.32%, secured by the equipment.         12,524        12,524
Various unsecured short term, related party notes payable,
  non interest bearing due on demand.                          133,326       133,402
Short term, unsecured note payable to shareholder, non
  interest bearing, due on demand.                              63,368        51,728
                                                            -----------   -----------
     Total                                                     244,867       233,303
     Less Current Maturities                                   244,867       226,412
                                                            -----------   -----------
     Total Notes Payables                                   $    -        $    6,891
                                                            ===========   ===========

Following are maturities of long-term debt for each of the next two years;

               2003   $ 244,867
                      ----------
               Total  $ 244,867
                      ==========

NOTE 4 - Operating Leases
-------------------------
On March 1, 2000, the Company renewed its lease agreement to lease an industrial condominium in a multi-tenant building for use as its principal executive office. The Company pays $3,936 per month for a 4,495 square foot facility. The lease expired on February 28, 2002. The Company then leased the space on a month-to-month basis.

On September 9, 2002, the Company signed a lease agreement for an executive office suite in a multi-tenant building for its principal office. The Company pays a minimum of $2,566 per month for the office space. The lease expires March 31, 2003, thereafter the lease term shall automatically convert to month-to-month with the base rent increasing to the then published rate for offices similarly situated to that of the premises. The building is located at 4199 Campus Drive, Suite 520, Irvine, California 92780.


                                 Continued
                                     23


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 4 - Operating Leases - continued
-------------------------
The following is a schedule of future minimum payments under operating leases as of December 31, 2002:

               Periods                  Amounts
               -------                ----------
               2003                   $   7,698
                                      ----------
                   Total              $   7,698
                                      ==========

Rent expense entering into the determination of net loss follows:

                                                     Year Ended December 31
                                                        2002         2001
                                                    -----------  -----------
     Minimum rent on operating leases               $  41,751    $  45,852
                                                    -----------  -----------
          Total Rent Expense                        $  41,751    $  45,852
                                                    ===========  ===========

NOTE 5 - Depreciation
---------------------
The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs and accumulated depreciations at December 31, 2002 and 2001.

                       December 31,          Depreciation             Accumulated
                    2002        2001           Expense               Depreciation
Assets              Cost        Cost       2002        2001        2002         2001
-------------------------------------------------------------------------------------
Land         $   655,845  $  617,840  $       -   $       -  $        -  $         -
Furniture &
  Fixtures        38,711      38,550      8,044      11,066      33,945       25,820
Equipment      1,468,973   1,504,870    283,389     290,447     971,899      713,469
Vehicle                -      39,402          -      16,297           -       17,731
Website           27,123      25,728      7,077       7,016      18,918       11,841
             ------------------------------------------------------------------------
  Balance    $ 2,190,652  $2,226,390  $ 298,510   $ 324,826  $ 1,024,762 $   768,861
             ========================================================================

                                 Continued
                                     24


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 6 - Related Party Transactions
-----------------------------------
In May 2002, the Company entered into five-year employment agreements with its three officers and directors. Pursuant to the terms of the agreements, Ehrenfried Liebich and Keith Fryer are to receive base salaries of $168,000 per year. John Pope is to receive a base salary of $135,000 per year. Because of limited funds, the Company was unable to fully pay these salaries. All unpaid salaries to these individuals have been recorded as accounts payable and will be paid as funds become available. The agreements call for an annual review by the board of directors, with the possibility of increasing the base salary each year. The agreements also provide that each individual is entitled to participate in all Company employee benefit, profit sharing, 401(k), insurance and other perquisite plans and programs. The agreements may be terminated by the Company upon the expiration of the term of the agreement, upon death or disability, for cause and without cause. If an agreement is terminated without cause, the individual is entitled to receive a lump sum payment equal to 24 times the individual's monthly salary plus an amount equal to the individual's monthly salary times the number of years the individual has been an employee of the Company. This lump sum payment is due within 30 days of termination.

The employment agreements also provide that the salaries can be paid to corporations or other entities in the form of consulting fees rather than directly to the officer if he, in his sole discretion, so elects. Salary paid to Mr. Liebich was paid to ERI Associates, Mr. Liebich's private consulting business. Salary paid to Mr. Fryer was paid to Keith Fryer
Associates California, Inc., his private consulting business.   Salary paid
to John Pope was paid to his private consulting business, John F. Pope, Inc.

In May 2003, Mr. Liebich, Mr. Fryer and Mr. Pope voluntarily agreed to temporarily suspend the Company's obligations under the employment agreements until such time as the operations and cash flow of the Company justify reinstating those agreements.

In 2001 and 2000, officers and shareholders of the Company loaned the Company a total of $133,402. The notes are unsecured, non interest bearing, and due on demand.

NOTE 7 - Research and Development
---------------------------------
Research and development expenses were $88,810 and $65,000 in 2002 and 2001, respectively.


                                 Continued
                                     25




                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 8 - Net Operating Loss Carryforward for Income Tax Purposes
----------------------------------------------------------------
The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                  Year of                             Expiration
                    Loss            Amount                  Date
                  -------          ----------         -----------
                    1992           $ 440,338                2007
                    1993               -                    2008
                    1994             198,818                2009
                    1995             782,181                2010
                    1996             241,809                2011
                    1997               -                    2017
                    1998              80,058                2018
                    1999           2,642,390                2019
                    2000           2,125,832                2020
                    2001           2,042,416                2021
                    2002           1,697,563                2022

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

                                                      2002         2001
                                                   -----------  -----------
     Current Tax Asset Value of Net Operating
     Loss Carryforwards at Current Prevailing
     Federal Tax Rate                              $3,075,422  $ 2,566,153
     Evaluation Allowance                          (3,075,422)  (2,566,153)
                                                   -----------  -----------
       Net Tax Asset                               $    -      $     -
                                                   ===========  ===========
       Current Income Tax Expense                  $    -      $     -
       Deferred Income Tax Benefit                      -            -

NOTE 9 - Options/Warrants for Purchase of Common Stock
------------------------------------------------------
During 2001, the Company canceled the 2000 and 1999 stock option incentive plans. The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company's common stock at a purchase price equal to or greater than fair market value
as of the date of the grant.   Options are exercisable six months after the
grant date and expire five years from the grant date. The plan calls for a total of 1,000,000 shares to be held for grant, with no more than 200,000 shares being granted in each year of the plan. A summary of activity follows;

                                 Continued
                                     26


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 9 - Options/Warrants for Purchase of Common Stock -continued
------------------------------------------------------

Stock Option Plan                                                2002
                                                     -----------------------
                                                                   Weighted
                                                                    Average
                                                         Number    Exercise
                                                      of Shares       Price
     Outstanding at beginning of year                  442,969   $     .79
     Granted                                           327,223         .21
     Exercised                                            -           -
     Canceled                                             -           -
                                                     ----------  ----------
       Outstanding at end of year                      770,192   $     .54
                                                     ==========  ==========
       Exercisable at end of year                      770,192   $     .54
                                                     ==========  ==========

Additional paid-in-capital and the related expense was adjusted for the stock options granted during 2002. In accordance with SFAS 123, "Accounting for Stock-Based Compensation", no option expense was recognized for the years ended December 31, 2002 and 2001 since the extension price of the options exceeded the market value of the Company's common stock.

The fair value of the option grant was established at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions;

                                                        2002        2001
                                                     ----------  ----------
     Risk-free interest rate                              3.0%        3.5%
     Dividend yield                                         0%          0%
     Volatility                                           100%         50%
     Average expected term (years to exercise date)        1/2         1/2
                                                     ----------  ----------

Employee stock options outstanding and exercisable under this plan as of December 31, 2002 is:

Stock Option Plan
                                     Weighted
                           Weighted   Average                Weighted
     Range                 Average   Remaining               Average
      of                     of      Contractual               of
    Exercise               Exercise     Life                 Exercise
     Price      Options     Price     (Years)   Options       Price
   ----------  ---------- ---------- ---------- ----------  ----------
   $      .79    442,969  $      .79          4   442,969   $      .79
          .21    327,223         .21        3.5   327,723          .21

                                 Continued
                                     27

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 10 - Capital Leases
------------------------
The Company was the lessee of a 1999 Isuzu Truck under a capital lease expiring September 30, 2004. The assets and liabilities under this lease were recorded at the fair market value of the asset. The asset is depreciated over the related lease term.

During January 2002, the truck was repossessed by the lessor and was subsequently sold. The balance due to the lessor, by the Company, due to the foreclosure sale is $10,371. This amount is included in the accounts payable balance of the Company at December 31, 2002.

NOTE 11 - Net Earnings (Loss) Per Share
---------------------------------------
Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the years ended December 31, 2002 and 2001.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

                                                               2002          2001
                                                           ------------  ------------
 Common shares outstanding during the entire period         20,353,544    15,873,294
 Weighted-average shares paid for, but not issued during
  the period.                                                    -             -
 Weighted-average number of common shares used in basic
  EPS                                                       20,353,544    15,873,294
  dilutive effect of options                                     -             -
                                                           ------------  ------------
 Weighted-average number of common shares and dilutive
  potential common shares used in diluted EPS               20,353,544    15,873,294
                                                           ============  ============

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended December 31, 2002 and 2001.

NOTE 12 - Construction in Progress
----------------------------------
Construction in progress of $507,536 shown on the balance sheet as a non-current asset. The equipment is currently being held in a warehouse in Moberly, Missouri. This equipment was going to be used in the Poseidon project in Germant. The Company is now in the process of selling portions of that inventory to generate cash.

                                 Continued
                                     28

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

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

During 2002, the Company incurred additional costs related to protectin the patent rights associated with the "de-icing" technology, which amounted to $81,264. This amount has been capitalized and combined with the original cost of the patent rights.

On May 24, 2000, the Company purchased the patent rights to the Tires2Oil technology. This technology was acquired from UTEK Corporation by issuing 980,000 shares of The Quantum Group, Inc.'s common stock. Patent rights of $1,715,000 shown on the balance sheet as a non current asset represents the rights acquired to the technology that will be used in the future.

NOTE 14 - Land and Land Preparation
-----------------------------------
During the current year, the Company's subsidiary located in Penkun, in the state of Mecklenburg-Vorpommern, Germany, incurred costs associated with the surveying and preparation of the land where the Poseidon Products recycling facility will be constructed. The Company has incurred and capitalized costs in the amount of $38,005 (USD).

NOTE 15 - Stockholders' Equity
------------------------------
During 2002, the Company issued 266,667 shares of common stock to a director of the Company in satisfaction of 1987 stock options.
Accordingly, $15,733 has been charged to additional paid-in-capital.

During the year, the Company issued 650,000 shares of common stock in satisfaction of a debt owed by the Company. Additional paid-in-capital has been increased by $60,600, representing the excess of the value of the note over the par value of the common stock.

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

                                 Continued
                                     29

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 17 - License Rights
------------------------
The Company is currently renegotiating its exclusive worldwide license agreement with Faru GmbH., Dresden, Germany ("Faru"). Faru is the patent holder of the REVULCON(R) technology. This technology enables the production of high density, smooth finish rubber moldings and extrusions, including new tires, by adding REVULCON(R) compound. This is done by a process of devulcanizing the rubber, returning it to a state where it can be utilized in new products and re-vulcanized. The reactivated rubber waste can be processed without further additives to rubber products like mats, plates, solid rubber tires, components for fall protection, elements for sound and vibration deadening, blocking and insulating layers against heat and moisture. Profiles and other goods can be made by extrusion or injection molding when the revulcanized rubber is mixed with fresh rubber or plastics. While there are other companies developing and marketing competing technology, the REVULCON(R) technology is the only one that does not introduce or use chemicals in its process.

Capitalized amounts are amortized over 10 years using the straight-line method of amortization. Scheduled below are the assets, costs and accumulated amortization at December 31, 2002 and 2001.

                                             Amortization           Accumulated
                      License Costs            Expense             Amortization
                  --------------------- --------------------- ---------------------
Licensor              2002      2001       2002       2001       2002        2001
----------------- ---------- ---------- ---------- ---------- ----------  ----------
Rothbury          $ 497,547  $ 497,547  $  49,756  $  49,756  $ 331,699   $ 281,943
Faru GmbH           150,000    150,000     15,000     15,000     67,500      52,500
                  ---------- ---------- ---------- ---------- ----------  ----------
  Total           $ 647,547  $ 647,547  $  64,756  $  64,756  $ 399,199   $ 334,443
                  ========== ========== ========== ========== ==========  ==========

NOTE 18 - Principles of Consolidation
-------------------------------------

Advanced Surfacing Technologies, Inc.  ("AST")
----------------------------------------------
AST was incorporated in Nevada in May 1997 as Quantum Modified Asphalt Xcetera, Inc., a wholly owned subsidiary of the Company. The name was changed to Advanced Surfacing Technologies, Inc., in March 2001.

The Company believes there are significant opportunities in the rubberized asphalt paving industry. The Company, through AST intends to focus most of its efforts in the upcoming year to exploiting the growing rubberized asphalt paving, particularly in Europe. The Company has entered into an agreement with a manufacturer to sell specialized mobile equipment for blending rubber and asphalt at hot mix plants. The Company will also oversee technology transfer programs to international clients, on-site project management and seminars to educate both public and private sector engineers about the Company's products and services. The Company also intends to establish and operate its own rubberized asphalt paving business in Germany.

                                 Continued
                                     30

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 18 - Principles of Consolidation -continued
-------------------------------------

Tires2Oil, Inc.
---------------
Tires2Oil, Inc. is a 93% owned subsidiary of the Company. Tires2Oil(TM) was formed as a Nevada corporation on January 17, 2001. The primary responsibility of Tires2Oil(TM) is the continued research, development and exploitation of certain super critical fluid ("SCF-Oil(TM)") tire recycling technology. The SCF-Oil(TM) technology can be used to break down tires into a form of oil and carbon. The oil can be easily upgraded in existing oil refineries. This technology has been proven in the laboratory at University of South Alabama.

Based on laboratory experiments, the Company believes the Tires2Oil process can be applied to the surface of crumb rubber to de-vulcanize it. This treated rubber will be suitable to incorporate into the production of new tires and other molded rubber products, including new tires. When the rubber is re-vulcanized it provides the same characteristics as original rubber.

Poseidon Products GmbH ("Poseidon")    Poseidon is currently a wholly-owned
subsidiary of the Company. For some time, the Company has intended to finish construction of this state of the art rubber recycling facility in Penkun, located in the state of Mecklenburg-Vorpommern, Germany. This facility was to produce crumb rubber and manufacture a wide range of value-added aftermarket products using technologies licensed or developed by the Company.

Due to difficulties in securing financing to construct this facility, and the Company's belief that its best opportunities lie in the rubberized asphalt paving industry, the Company has temporarily suspended its plans to finish construction of its Poseidon facility until such time as the Company believes funding and demand for crumb rubber and related products so justifies.

NOTE 19 - Going Concern
-----------------------
The Company's financial statements are prepared using generally accepted accounting principles, in the United States of America, applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently posses a financial institution source of financing and the Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements.

                                 Continued
                                     31

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 19 - Going Concern - continued
-----------------------
The Company has an inventory of tire recycling processing and product manufacturing equipment in storage following the closure of the San Diego facility. This equipment was going to be used in the Poseidon project in Germany. The Company is now in the process of selling portions of that inventory to generate cash. The Company does not believe that the cash so generated will be sufficient to meet its overall ongoing needs. The Company is endeavoring to dispose of these assets for the highest valuation it can negotiate. Should the Company be unable to continue in operation, the forced liquidation values for these assets will be less than might be obtained over time. In some cases, the Company has received advances in anticipation of the asset sales. These short-term borrowings will be repaid from the proceeds of the asset sale or the possible sale of a subsidiary. The Company has received an offer (subject to due deligence) to sell its Tires2Oil, Inc., subsidiary. The Company believes that the offered price is sufficient to allow the Company to meet its existing obligations and remain in operation while it develops the AST European business to a point of self-sufficiency the company is also negotiating with a second group where an offer is anticipated. Although the Company is negotiating these transactions in good faith, no assurance can be given that the transaction will be successfully concluded and the anticipated cash will be received.

___________________________________________________________________________

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE
___________________________________________________________________________

     None.
___________________________________________________________________________

                                  PART III
___________________________________________________________________________

           ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                    AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT
___________________________________________________________________________

The following table sets forth as of December 31, 2002 the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

Name                Age    Position                 Director or Officer Since
------------------  -----  -------------            -------------------------
Ehrenfried Liebich  60     Chief Executive Officer  March 1989
                           Director                 March 1989

Keith J. Fryer      53     President                October 2000
                           Chief Operating Officer  October 2000
                           Secretary                July 1997
                           Director                 March 1995

John F. Pope        61     Vice President           March 1989
                           Chief Financial Officer  March 1989
                           Treasurer                January 1991
                           Director                 March 1989
___________________________________________________________________________

                                     32

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     Ehrenfried Liebich
     ------------------
     Mr. Liebich is the Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Liebich first became involved with the Company in March 1989. Mr. Liebich was born and educated in Germany.
After his formal secondary education in Germany he joined the Merchant Marine, which he left as a Ship's Officer with the Court Line, London, U.K. Mr. Liebich immigrated to Canada in 1965 where he started various businesses in the areas of real estate, investment, chemical distribution and electronics. In March of 1989 he became the President, a Director and controlling shareholder of the Company. Following a management reorganization in October 2000, Mr. Liebich became the Chief Executive Officer and Chairman of the Board of Directors.

     Keith J. Fryer.
     ---------------
     Mr. Fryer is the President, Chief Operating Officer, Secretary and a Director of the Company. Mr. Fryer first became involved with the Company in August 1992. Mr. Fryer was educated in England and graduated from the Cheshire College of Further Education with a City and Guilds of London Institute Diploma in Construction and Site Surveying. He also studied at Cranfield and Dunchurch UK Management Colleges and became a Member of the Institute of Marketing London in 1974. Mr. Fryer became a Chartered Member of the Institute in 1989. He is a life member of the Wig & Pen Club, The Strand, London. Mr. Fryer successfully operated Keith Fryer Associates England, a business he formed in 1986, that provided marketing consulting services in various business areas. In 1992, Mr. Fryer established Keith Fryer Associates California, Inc., a marketing consulting firm. Following a management reorganization in October 2000, Mr. Fryer became the President and Chief Operating Officer of the Company. He became the Secretary in July 1997, and a Director of the Company in March 1995.

     John F. Pope
     ------------
     Mr. Pope is the Chief Financial Officer, a Vice President, Treasurer and a Director of the Company. Mr. Pope began his professional career in 1963 as an auditor in public accounting and subsequently on the corporate staff of Olivetti Underwood in New York. He joined Burger King Corporation in Miami, Florida, in 1968 and progressed to the position of Controller, Company Stores Division. He joined Orange Julius International, Inc., Santa Monica, California, in 1974 as Vice President, Finance and a Director for the parent company and its national and international subsidiaries.

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

                                     33


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

     In 1989, Mr. Pope became a founding member of the Board of Directors of the Quantum Group, Inc. Mr. Pope is a Certified Management Accountant
(CMA) and has previously served on the National Board of Directors and currently serves on the National Strategic Planning Committee of The Institute of Management Accountants. He has also been Certified in Financial Management (CFM) by the same institute. He is a Certified Public Accountant (CPA) and a member of the American Institute of Certified Public Accountants (AICPA). He has been a member of a number of other professional and civic organizations, including the Curriculum Steering Committee, School of Accountancy, University of Southern California.

     Key Employees
     -------------
     Sudheer Helekar
     ---------------
     Mr. Helekar received a Masters Degree in Mechanical Engineering from Worchester Polytechnic Institute, Massachusetts, in 1968. Mr. Helekar has 38 years experience in developing new technologies to commercial hardware. He developed the Solar Stirling Engine from concept to commercial hardware within eighteen months. He has also helped develop various solar and ethanol plant concepts, as well as, several turbines and energy systems. He also has experience with cryogenic systems, conventional pyrolysis, carbon activation and power generation. Prior to joining the Company, Mr. Helekar spent eight years as an environmental consultant for Alton Geoscience, where he was primarily responsible for environmental audits, environmental energy and conversion of bio-waste to energy and chemicals.

     There are no family relationships between any of the Company's officers and directors. In addition, none of the officers and directors have been involved in legal proceeding which require disclosure in this annual report of the Company.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
     Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the effective date of the Company's filing on Form 10-SB. Form 4 reports changes in beneficial ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock. Form 5 covers annual statements of changes in beneficial ownership which is due 90 days after the fiscal year end of the Company.

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears that Mr. Fryer inadvertently failed to timely file Form 4s disclosing the sell of securities in September 2002. Disclosure of these sales was made on the Form 5 for the year ended December 31, 2002 filed by Mr. Fryer.
                                     34

___________________________________________________________________________

                      ITEM 10.  EXECUTIVE COMPENSATION

___________________________________________________________________________

     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 2002 the end of the Registrant's last completed fiscal year).

                              Summary Compensation Table
                             ---------------------------

                                                              Long Term Compensation
                                                            ------------------------
                                                    Awards           Payouts
                                                    ------           -------
                                                     Restr
Name and                                    Annual   icted
Principal                                   Compen   Stock  Options     LTIP   Compen
Position           Year   Salary    Bonus   sation  Awards   /SARs#   Payout   sation
--------------------------------------------------------------------------------------

Ehrenfried Liebich 2002  $77,740  $   -0-  $   -0- $   -0-  103,971 $    -0- $    -0-
CEO/Director       2001  132,325      -0-      -0-     -0-   29,227      -0-      -0-
                   2000  129,956      -0-      -0-     -0-   52,666      -0-      -0-

Keith Fryer        2002  140,540      -0-   16,000     -0-  103,971      -0-      -0-
President/COO/     2001  171,071      -0-      -0-     -0-   29,227      -0-      -0-
Secretary/Director 2000  132,750      -0-      -0-     -0-   36,259      -0-      -0-

John F. Pope       2002   96,367      -0-      -0-     -0-   94,751      -0-      -0-
Vice President     2001  110,750      -0-      -0-     -0-   24,007      -0-      -0-
Treasurer/Director 2000   50,000      -0-      -0-     -0-   15,108      -0-      -0-
--------------------------------------------------------------------------------------


Bonuses and Deferred Compensation
---------------------------------
     The Company does not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by the Company at such time as deemed reasonable by the board of directors. The Company does not have a compensation committee, all decisions regarding compensation are determined by the board of directors.

Stock Option and Stock Appreciation Rights Plans
------------------------------------------------

                   Options/SAR Grants in Last Fiscal Year
                   --------------------------------------

                     Number of     % of Total
                     Securities    Options/SARS Exercise
                     Underlying    Granted to   or Base
                     Options/SARS  Employees in Price         Expiration
Name                 Granted       Fiscal Year  ($/sh)        on Date
___________________________________________________________________________
Ehrenfried Liebich        103,971           32%          $.21      06/03/07
Keith Fryer               103,971           32%          $.21      06/03/07
John Pope                  94,751           29%          $.21      06/03/07
___________________________________________________________________________

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
     In May 2002, the Company entered into five-year employment agreements with its three officers and directors. Pursuant to the terms of the agreements, Ehrenfried Liebich and Keith Fryer are to receive base salaries of $168,000 per year. John Pope is to receive a base salary of $135,000 per year. Because of limited funds, the Company was unable to fully pay these salaries. All unpaid salaries to these individuals have been recorded as accounts payable and will be paid as funds become available. The agreements call for an annual review by the board of directors, with the possibility of increasing the base salary each year. The agreements also provide that each individual is entitled to participate in all Company employee benefit, profit sharing, 401(k), insurance and other perquisite plans and programs. The agreements may be terminated by the Company upon the expiration of the term of the agreement, upon death or disability, for cause and without cause. If an agreement is terminated without cause, the individual is entitled to receive a lump sum payment equal to 24 times the individual's monthly salary plus an amount equal to the individual's monthly salary times the number of years the individual has been an employee of the Company. This lump sum payment is due within 30 days of termination.

     The employment agreements also provide that the salaries can be paid to corporations or other entities in the form of consulting fees rather than directly to the officer if he, in his sole discretion, so elects. Salary paid to Mr. Liebich was paid to ERI Associates, Mr. Liebich's private consulting business. Salary paid to Mr. Fryer was paid to Keith Fryer Associates California, Inc., his private consulting business.
Salary paid to John Pope was paid to his private consulting business, John
F. Pope, Inc.

     In May 2003, Mr. Liebich, Mr. Fryer and Mr. Pope voluntarily agreed to temporarily suspend the Company's obligations under the employment agreements until such time as the operations and cash flow of the Company justify reinstating those agreements.

     To the Company's knowledge, there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

___________________________________________________________________________

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT
___________________________________________________________________________

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


Title of Amount and Nature of
Class    Name of Beneficial Owner      Beneficial Ownership Percentage of Class
-------- ----------------------------- -------------------- -------------------
Common   Ehrenfried Liebich            1,415,248(1)         5.8%
         University Tower
         4199 Campus Drive, Suite 550
         Irvine, California 92612

Common   Keith J. Fryer                  797,758(2)         3.3%
         University Tower
         4199 Campus Drive, Suite 550
         Irvine, California 92612

Common   John F. Pope (2)                174,747(3)         0.7%
         University Tower
         4199 Campus Drive, Suite 550
         Irvine, California 92612

Common   UTEK Corporation              2,309,453            9.4%
         202 South Wheeler Street
         Plant City, Florida 33566

_________________________________________________________________________________

Common   All Officers and Directors as a Group:
         (3 persons)                   2,387,753           9.7%

_________________________________________________________________________________

(1) This includes 1,168,919 shares held in the name of Ehrenfried Liebich and options to purchase up to an additional 246,329 common shares within 60 days of the date of this Form 10-KSB.
(2) This includes 577,846 shares held in the name of Keith Fryer, 5,000 shares held of record in the name of his daughter and 1,488 held of record
by Keith Fryer Associates, California, Inc.,    Mr. Fryer may be deemed the
beneficial owner of all such shares. This figure also includes options to purchase up to an additional 213,424 common shares within 60 days of the date of this Form 10-KSB.
(3) This includes 19,500 shares which are held of record by John F. Pope, Inc. Mr. Pope may be deemed to be a beneficial owner of the shares because he has shared investment power of the shares. This figure also includes options to purchase up to an additional 155,247 common shares within 60 days of the date of this Form 10-KSB.

___________________________________________________________________________

                    ITEM 12.  CERTAIN RELATIONSHIPS AND
                            RELATED TRANSACTIONS
___________________________________________________________________________

     None.
___________________________________________________________________________

                                  PART IV
___________________________________________________________________________

                 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
___________________________________________________________________________

(a)  Reports on Form 8-K.

     None.

(b)  Exhibits.  The following exhibits are included as part of this report:

     None.
___________________________________________________________________________

                     ITEM 14.  CONTROLS AND PROCEDURES

___________________________________________________________________________

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
     The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this annual report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b)  Changes in Internal Controls and Procedures.
          --------------------------------------------
     Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

___________________________________________________________________________

                                 SIGNATURES

___________________________________________________________________________

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

                                   Advanced Recycling Sciences, Inc.



Date: April 14, 2003               /S/ Ehrenfried Liebich
                                   ______________________________________
                                   Ehrenfried Liebich,
                                   Chief Executive Officer



Date: April 14, 2003               /S/ John F. Pope
                                   _____________________________________
                                   John F. Pope,
                                   Chief Financial Officer

               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Ehrenfried Liebich, hereby, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of Advanced Recycling Sciences, Inc. (the "Company");

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                 /S/ Ehrenfried Liebich
                                   _______________________________________
                                   Ehrenfried Liebich,
                                   Chief Executive Officer

               CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, John F. Pope, hereby, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of Advanced Recycling Sciences, Inc. (the "Company");

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                 /S/ John F. Pope
                                   __________________________________
                                   John F. Pope, Chief Financial Officer