Form 10QSB
period 2003-03-31
ADVANCED RECYCLING SCIENCES INC
filed 2003-05-21
CIK 921450

Securities and Exchange Commission
                            Washington, DC 20549


                                FORM 10-QSB
               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


     For the Quarter Ended                      Commission File Number
       March 31, 2003                                   0-23812


                     ADVANCED RECYCLING SCIENCES, INC.
                     ---------------------------------
           (Exact name of registrant as specified in its charter)


                                   NEVADA
                                  -------
       (State or other jurisdiction of incorporation or organization)


                                 95-4255962
                                -----------
                    (I.R.S. Employer Identification No.)


              University Tower, 4199 Campus Drive, Suite 550,
              -----------------------------------------------
                              Irvine, CA 92612
                              ----------------
                  (Address of principal executive offices)


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

        Common stock, par value $.001; 24,544,366 shares outstanding as of May 20, 2003

                                                                       Page
                                                                       ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet as of March 31, 2003 and
          December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . .3

          Consolidated Statement of Operations for the three months
          ended March 31, 2003 and 2002  . . . . . . . . . . . . . . . . .5

          Consolidated Statement of Stockholder's Equity
          for the three months ended March 31, 2003. . . . . . . . . . . .6

          Statement of Cash Flows for the three months ended
          March 31, 2003 and 2002. . . . . . . . . . . . . . . . . . . . .7

          Notes to Financial Statements at March 31, 2003. . . . . . . . .9

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


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 13

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . 13

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 14

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             Advanced Recycling Sciences, Inc. and Subsidiaries
                               Balance Sheet
                          March 31, 2003 and 2002
                                (Unaudited)

                                          March 31,     March 31,   December 31,
                                            2003          2002          2002
                                        ------------  ------------  ------------
                                         (Unaudited)   (Unaudited)
                                     ASSETS

Current Assets
--------------
 Cash                                   $    52,494  $      7,308  $     24,468
 Accounts Receivable net of Allowance        75,000             -        21,520
 Deposit                                      2,950        14,281         2,950
 Prepaid Expenses                                 -         6,576         2,785
 Note Receivable                                  -        11,430
                                        ------------  ------------  ------------
  Total Current Assets                      130,444        39,595        51,723

Property and Equipment
----------------------
 Furniture and Fixtures                      36,499        38,550        38,711
 Equipment                                  793,427     1,504,870     1,468,973
 Land                                       655,845       617,840       655,845
 Web Sites                                   27,302        25,728        27,123
                                        ------------  ------------  ------------
  Total Property and Equipment            1,513,073     2,186,988     2,190,652
  Less Accumulated Depreciation            (585,369)     (835,390)   (1,024,762)
                                        ------------  ------------  ------------
  Net Property and Equipment                927,704     1,351,598     1,165,890
                                        ------------  ------------  ------------
Other Assets
------------
 Construction in Progress                   507,536       718,938       507,536
 License Rights                             232,156       296,912       248,348
 Patent Rights                            4,146,261     4,065,000     4,146,261
                                        ------------  ------------  ------------
  Total Other Assets                      4,885,953     5,080,850     4,902,145
                                        ------------  ------------  ------------
  TOTAL ASSETS                          $ 5,944,101  $  6,472,043  $  6,119,758
                                        ============  ============  ============

                                 Continued
                                     3

             Advanced Recycling Sciences, Inc. and Subsidiaries
                               Balance Sheet
                          March 31, 2003 and 2002
                                (Unaudited)

                                          March 31,      March 31,  December 31,
                                               2003           2002         2002
                                        ------------  ------------  ------------
                                         (Unaudited)   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------

 Accrued Expenses                       $   181,206  $     80,481  $    185,654
 Accounts Payable                           803,250       610,099       834,204
 Notes Payable (Current Portion)             48,173       135,729        48,173
 Notes Payable - Related Party              338,694         7,909       196,694
 Payroll Taxes Payable                            -         3,545             -
 Interest on Notes Payable                   13,844             -        13,844
                                        ------------  ------------  ------------
  Total Current Liabilities               1,385,167       837,763     1,278,569

Long Term Liabilities
---------------------
 Capital Lease                                    -        29,655             -
 Note Payable                                     -        78,721             -
                                        ------------  ------------  ------------
  Total Long Term Liabilities                     -       108,376             -

Minority Interest                            35,767        43,314        38,057
                                        ------------  ------------  ------------
Stockholders' Equity
 Preferred Stock 5,000,000 Shares
  Authorized Par Value of $0.001 Per
  Share; Zero Shares Issued and
  Outstanding                                     -             -             -
 Common Stock 50,000,000 Shares
  Authorized; 24,531,799; 18,036,913
  & 23,798,579 Shares Issued and
  Outstanding Respectively                   24,532        18,037        23,799
 Additional Paid In Capital              15,315,402    14,049,323    15,231,076
 Paid In Capital Stock Options               25,543        25,543        25,543
 Accumulated Deficit                    (10,738,747)   (8,523,242)  (10,373,723)
 Accumulated Other Comprehensive
  Income                                   (103,563)      (87,071)     (103,563)
                                        ------------  ------------  ------------
  Total Stockholders' Equity              4,523,167     5,482,590     4,803,132
                                        ------------  ------------  ------------
  TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                  $ 5,944,101  $  6,472,043  $  6,119,758
                                        ============  ============  ============


               See accompanying notes to financial statements
                                     4
             Advanced Recycling Sciences, Inc. and Subsidiaries
                          Statement of Operations
             For the Three Months Ended March 31, 2003 and 2002

                                        Three Months  Three Months Twelve Months
                                            Ended         Ended         Ended
                                          March 31,      March 31,  December 31,
                                            2003           2002         2002
                                        ------------  ------------  ------------
                                         (Unaudited)   (Unaudited)
Expenses
--------
 Depreciation                           $    69,873  $     75,841  $    298,510
 Amortization                                16,189        16,189        64,756
 Travel                                      11,630        20,565        61,406
 Professional Fees                            9,081        16,988        86,269
 Office                                      11,055        30,041        30,884
 Rent & Utilities                            17,882        26,061       116,413
 Administrative Expenses                     62,511        89,192       303,623
 Consultant Fees                            114,200       167,360       555,580
 Research and Development                    24,715         6,285        88,810
 Allowance for Doubtful Accounts             50,000             -             -
                                        ------------  ------------  ------------
  Total Expenses                            387,136       448,522     1,606,251

  Net Income (Loss) from Operations        (387,136)     (448,522)   (1,606,251)

Other Income (Expenses)
-----------------------
 Interest Income                                  -             -            52
 Interest Expense                            (7,338)            -       (82,700)
 Other Income                                     -             -           250
 Gain (Loss) on Sale of Assets               31,740          (434)        3,296
                                        ------------  ------------  ------------
  Total Other Income (Expenses)              24,402          (434)      (79,102)

Minority Interest                             2,290         1,424         6,681
                                        ------------  ------------  ------------
  Net Income (Loss)                     $  (365,024) $   (447,532) $ (1,692,034)
                                        ============  ============  ============

  Net Income (Loss) Per Share           $     (0.02) $      (0.03) $      (0.08)

Weighted Average Shares Outstanding      24,165,079    17,606,913    20,353,544


              See accompanying notes to financial statements.
                                     5

                     Advanced Recycling Sciences, Inc.
                      Statement of Stockholders' Equity
                 From January 1, 2001 to December 31, 2002

                                                               Compre-
                              Common Stock        Paid-in      hensive    Accumulated
                           Stock      Amount      Capital      Income        Deficit
                      ---------------------------------------------------------------
Balance,
December 31, 2001     17,176,913   $ 17,177 $  14,255,369   $ (87,071) $  (8,681,689)

Shares Issued for Cash
at prices from $.478
to $.310 per Share       457,833         458      165,791

Shares Issued for Cash
at prices from $.285
to $.200 per Share     1,481,300       1,481      344,595

Shares Issued for Cash
at prices from $.190
to $.100 per Share     2,408,040       2,408      311,260

Shares Issued for Cash
at prices from $.099
to $.075 per Share       927,300         927       80,676

Shares Issued for
Exercise of 1987 Stock
Option at $.060 per
Share                    266,670         267       15,733

Shares Issued for Debt
at $.094 per Share       650,000         650       60,600

Shares Issued for
Services at $.05 per
Share                    430,523         431       22,595

Foreign Currency
Translation                                                   (16,492)

Net Loss for the
Year Ended
December 31, 2002                                                         (1,692,034)
                      ---------------------------------------------------------------
Balance,
December 31, 2002     23,798,579      23,799   15,256,619    (103,563)   (10,373,723)

Shares issued for Cash
at Prices from $.09 to
$.05 Per Share           633,220         633       47,504

Shares Issued for Debt
at $.11379 Per Share     100,000         100       11,279

Net Loss for the
Three Months Ended
March 31, 2003                                                              (365,024)
                      ---------------------------------------------------------------
Balance,
March 31, 2003        24,531,799   $  24,532  $15,315,402   $(103,563) $ (10,738,747)
                      ===============================================================

             See accompanying notes to financial statements
                                     6

             Advanced Recycling Sciences, Inc. and Subsidiaries
                          Statement of Cash Flows
             For the Three Months Ended March 31, 2003 and 2002

                                             Three Months  Three Months Twelve Months
                                                 Ended         Ended         Ended
                                               March 31,      March 31,  December 31,
                                                  2003           2002         2002
                                             ------------  ------------  ------------
                                              (Unaudited)   (Unaudited)
Cash Flows from Operations
--------------------------
 Net Profit (Loss)                           $  (365,024) $   (447,532) $ (1,692,034)
 Adjustment to Reconcile Net Profit or
 (Loss) to Net Cash

  Amortization                                    86,062        92,030       363,266
  Gain on Sale of Fixed Assets                   (31,740)         (423)       (3,296)
  Non Cash Transaction                            50,000             -        61,250
  Stock Issued for Services                            -             -        23,026

 Changes in Operating Assets & Liabilities
  (Increase) in Accounts Receivable              (53,480)            -       (21,520)
  Decrease in Notes Receivable                         -             -        11,430
  Decrease in Prepaid Expenses                     2,785             -         3,791
  (Increase) in Deposits                               -             -        (2,950)
  Increase (Decrease) in Accrued Expenses         (4,448)       18,920       124,093
  Increase (Decrease) in Accounts Payable        (30,954)       83,976       308,948
  Increase in Interest on Notes Payable                -             -         5,935
  Increase in Payroll Taxes Payable                    -         3,545             -
                                             ------------  ------------  ------------
  Net Cash Provided (Used) by
  Operating Activities                          (346,799)     (249,484)     (818,061)

Cash Flows from Investing Activities
------------------------------------
 Land Preparation and Costs                            -             -       (38,005)
 Purchase of WebSite                                 179             -        (1,395)
 Proceeds from Sale of Furniture
   and Fixtures                                    2,212             -          (161)
 Proceeds from Sale of Equipment                 159,044        30,513        47,393
 Increase Cost from Patent Rights                      -             -       (81,274)
                                             ------------  ------------  ------------
  Net Cash Provided (Used) by
  Investing Activities                           161,435        30,513       (73,442)




                                 Continued
                                     7
             Advanced Recycling Sciences, Inc. and Subsidiaries
                          Statement of Cash Flows
             For the Three Months Ended March 31, 2003 and 2002

                                             Three Months  Three Months Twelve Months
                                                 Ended         Ended         Ended
                                               March 31,      March 31,  December 31,
                                                  2003           2002         2002
                                             ------------  ------------  ------------

Cash Flows from Financing Activities
------------------------------------
 Proceeds from Issuance of Common Stock           73,680       242,771       915,473
 Payment of Long Term Debt                             -       (18,853)            -
 Proceeds from Notes Payable                     142,000             -        11,564
 Increase (Decrease) in Capital Lease                  -             -       (29,655)
 Proceeds from Stock Option Exercise                   -             -         8,123
 Increase (Decrease) in Minority Interest         (2,290)       (1,424)        6,681
                                             ------------  ------------  ------------
  Net Cash Provided (Used) by
  Financing Activities                           213,390       222,494       912,186
                                             ------------  ------------  ------------
  Increase (Decrease) in Cash                     28,026         3,523        20,683

  Cash at Beginning of Period                     24,468         3,785         3,785
                                             ------------  ------------  ------------
  Cash at End of Period                      $    52,494  $      7,308  $     24,468
                                             ============  ============  ============
Disclosures from Operating Activities
-------------------------------------
 Interest                                    $     7,338  $          -  $     82,700
 Taxes                                                 -             -             -


               See accompanying notes to financial statements
                                     8

             Advanced Recycling Sciences, Inc. and Subsidiaries
                       Notes to Financial Statements
                               March 31, 2003


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

NOTE 2 - Significant Accounting Policies
----------------------------------------
A.   The Company uses the accrual method of accounting.
B.   Revenues and directly related expenses are recognized in the period when
     the goods are shipped to the customer.
C.   The Company considers all short term, highly liquid investments that are
     readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E. The inventory is stated at the lower of cost or market. The inventory is a single recycling system that the Company intends to sell as a system. The Company is currently pursuing several prospects to sell the system.
F.   Consolidation Policies:    The accompanying consolidated financial
     statements include the accounts of the company and its majority - owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
G.   Foreign Currency Translation / Remeasurement Policy:   Assets and
     liabilities that occur in foreign countries are recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line item in the equity section of the financial statements.
H.   Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
I. Issuance of Subsidiary's Stock: The Company has elected to account for shares issued by its subsidiary as an equity transaction.
J.   Use of Estimates: The preparation of financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                                 Continued
                                     9

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                               March 31, 2003

NOTE 2 - Significant Accounting Policies -continued-
----------------------------------------

K. As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans as a compensation cost when options were issued at equal to or more than fair market value.

NOTE 3 - Interim Financial Statements
-------------------------------------

The financial statements for the three months ended March 31, 2003 and 2002 were prepared from the books and records of the Company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2003 and 2002. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the nine month periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

General
-------
     Advanced Recycling Sciences, Inc., ("ARS(TM)" or the "Company") is in the business of developing innovative products and technologies in the environmental and recycling industries, with specific emphasis on rubberized asphalt paving, scrap tire and industrial rubber recycling. The principal offices of the Company are located at University Tower, 4199 Campus Drive, Suite 550, Irvine California 92612. The Company was organized as a corporation in 1968, under the laws of the State of California. In 1988 the Company changed its domicile from California to the State of Nevada and has operated as a Nevada corporation since that time. In March 2001, the Company amended its articles of incorporation to change its name from The Quantum Group, Inc., to Advanced Recycling Sciences, Inc.

     Since March 2001, the Company has been pursuing a business development strategy incorporating technology acquisition, innovation and development, including rubberized asphalt paving, the patented Tires2Oil(TM) process, a patented de-icing system for road surfaces and international sales of tire shredding, granulating and aftermarket product manufacturing equipment.

Liquidity and Capital Resources
-------------------------------
     As of March 31, 2003, the Company had cash on hand of $52,494. The Company raised cash through short term borrowings and the continuation of the 2002 Regulation S offering. The Company has received $48,137 during the first quarter of 2003, as continuing receipts from the Regulation S offering. The Company borrowed $95,000 from a shareholder. The Company does not anticipate further receipts from the Regulation S offering.

     A depressed stock market in general and a declining market price for the Advanced Recycling Sciences, Inc. shares in particular led to disappointing results with the 2002 Regulation S offering. The results achieved in the beginning of 2003 have caused management to believe that the 2003 Regulation S offering would generate significantly less than the 2002 offering. With the depressed price and resultant dilution, management, with the agreement of the underwriter, has suspended the offering. Banking conditions in Germany have also added to the Company's inability to secure the financing required to begin construction of the Poseidon plant. The Company's Advanced Surfacing Technology, Inc., ("AST") subsidiary sponsored crumb rubber modified asphalt tests conducted in August 2002 in Germany were very successful. Management believes that the use of crumb rubber in asphalt will generate substantial demand for crumb rubber and ultimately assist in the ability to finance the Poseidon plant. This will, however, take time.

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

     At this point in time, the company has no ongoing revenue and its ability to raise sufficient capital to meet its cash flow needs is in question. If capital is not raised the Company will not be able to remain in business for the next twelve months.

     The Company's financial statements are prepared using generally accepted accounting principles in the United States of America, applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash or other liquid assets, nor does it have an established source of revenues to cover its operating costs and to allow it to continue in business as a going concern, However, the Company is taking the following approach to meet its liquidity requirements. The company has an inventory of tire recycling processing and product manufacturing equipment in storage following the closure of the San Diego facility. This equipment was going to be used in the Poseidon project in Germany. The Company is now in the process of selling portions of that inventory to generate cash. The Company does not believe that the cash so generated will be sufficient to meet its overall on going needs. The Company is endeavoring to dispose of these assets for the highest valuation it can negotiate. Should the Company be unable to continue in operation, the forced liquidation values for these assets will be less than might be obtained over time. In some cases, the Company has received advances in anticipation of the asset sales. These short-term borrowings will be repaid from the proceeds of the asset sale or the possible sale of a subsidiary. The Company has received an offer to sell its Tires2Oil, Inc., subsidiary. The Company believes that the offered price is sufficient to allow the Company to clear its existing obligations and remain in operation while it develops the AST European business to a point of self-sufficiency.
Although the Company is negotiating this transaction in good faith, no assurance can be given that the transaction will be successfully concluded and the anticipated cash will be received.

Results of Operations
---------------------

Comparison of the three months ended March 31, 2003 and the three months ended March 31, 2002.
-------------------------------------------------------------------------
     The Company generated a loss of $365,024 in the quarter ended March 31, 2003, compared to a loss of $447,532 for the quarter ended March 31, 2002. This $82,508 (18.4%) reduction in loss is a result of a reduction in all but two expense categories. The Company had no revenue for the three months ended March 31, of either 2003 or 2002.

     Net cash used in operations was $346,799 during the three months ended March 31, 2003 compared to $249,484 in the three months ended March 31, 2002. The primary use of cash was the funding of the net operating loss of $365,0240 for the quarter ended March 31, 2003. This was also the case in 2002, where the operating loss was $447,532 during the first quarter. During the three months ended March 31, 2003, Accounts Payable decreased by $30,954 and Accrued Expenses decreased $4,448. During the first quarter 2002, Accounts Payable increased by $83,976, Accrued Expenses increased $19,920 and Payroll Taxes Payable increased $ 3,545. Officers and Directors of the Company continued to defer salary payments during 2003. The Company recorded the unpaid liability as Accounts Payable.

     Depreciation Expense of $69,873 for the three months ended March 31, 2003, is a slight reduction from the 2002 expense of $75,841. This $5,968 reduction is due to the disposal of a equipment previously acquired for the QCAL operation and now being sold to generate cash.

     Travel expenses of $11,630 for the quarter ended March 31, 2003, are a reduction from the $20,565 expense for the quarter ended March 31, 2002 but is primarily a timing difference with more extensive travel anticipated in second and third quarters.

     Professional fees decreased from $16,988 for the three months ended March 31, 2002, to $9,081 for the comparable 2003 quarter. Legal expenses in the first quarter of 2003 were also low due to timing differences and are expected to be higher in the second and third quarters

     Office expense of $11,055 for the three months ended March 31, 2003, is a $18,986 decrease from the 2002 expenses of $30,041 for the same quarter. This decrease is primarily due to reductions in staff and overhead made during the third and fourth quarters of 2002. The 2002 expenses included translation expense for documentation related to the Poseidon project and the CISAP settlement which did not recur in 2003

     Administrative expenses of $62,511 for the three months ended March 31, 2003, are $26,681 lower than the $89,192 for the comparable 2002 period. This decrease is also primarily due to reductions in staff and overhead made during the third and fourth quarters of 2002.

     Consulting expenses of $114,200 for the three months ended March 31, 2003 decreased by $53,160 from the three months ended March 31, 2002 expense of $167,360. This decrease is due to less use of consultants in Germany and the switch to part time status for one U.S. consultant. Further reductions are anticipated as the year progresses.

     Research and Development expenses of $24,715 in the three months ended March 31, 2003 exceed the $6,285 reported in the comparable 2002 quarter. This is primarily due to the recording of expenses which were recorded as salaries in the first quarter of 2002 and subsequently re categorized as R&D.

     The Company sold a major piece of equipment from its inventory of used equipment during the first quarter of 2003. The net effect of the disposition is recorded as a gain from sales of equipment of $31,740. Under the terms of the sale, the Company recorded an Accounts Receivable of $125,000. Due to a dispute, which has arisen with the buyer, the C ompany anticipates that it may have to incur additional expenses to collect the balance or may have to compromise a portion of the balance. Accordingly, the Company has established a reserve against the balance and recorded an expense of $50,000 as Allowance for Doubtful Accounts. No comparable transaction occurred in the comparable 2002 quarter.


Item 3.  Controls and Procedures

  (a)     Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
          The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

  (b)     Changes in Internal Controls and Procedures.
          --------------------------------------------
          Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  There were no significant changes in the Company's litigation with Veplas Manufacturing LTD., FDC Engineering Switzerland or Pauli & Partners during the quarter ended March 31, 2003.

Item 2.  Changes in Securities

  No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

  The following securities, which are not registered under the Securities Act of 1933, were issued by the Company during the quarter ended March 31, 2003.

  During the quarter ended March 31, 2003, the Company sold 633,220 shares of its common stock to non United States persons in Asia and Europe. The Company received $48,137 from the sale of the shares. These shares were sold pursuant to Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company did not offer the securities to any person in the United States, any identifiable groups of U.S. citizens abroad, or to any U.S. Person as that term is defined in Regulation S. At the time the buy orders were originated, the Company reasonably believed the Buyers were outside of the United States and were not U.S. Persons. The Company reasonably believed that the transaction had not been pre-arranged with a buyer in the United States. The Company has not nor will engage in any "Directed Selling Efforts" and reasonably believes the Buyers have not nor will engage in any "Directed Selling Efforts." The Company reasonably believed the Buyers purchased the securities for their own accounts and for investment purposes and not with the view towards distribution or for the account of a U.S. Person.

  In February 2003, the Company issued 100,000 restricted common shares to retire debt in the amount of approximately $11,400 owed to Industrial Research Bureau. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act, and from similar applicable state securities laws, rules and regulations exempting the offer and sale of these securities by available state exemptions. No general solicitation was made in connection with the offer or sale of these securities.


Item 6.  Exhibits and Reports on Form 8-K

      Reports on Form 8-K

      (A) No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2003.

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

                                   Advanced Recycling Sciences, Inc.


May 20, 2003                  /S/ Ehrenfried Liebich
                                   -------------------------------------
                                   Ehrenfried Liebich,
                                   Principal Executive Officer



May 20, 2003                  /S/ John F. Pope
                                   -------------------------------------
                                   John F. Pope,
                                   Principal Financial Officer

















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


Date: May 20, 2003            By: /S/ Ehrenfried Liebich
                                   --------------------------------------------
                                   Ehrenfried Liebich,
                                   Principal Executive Officer

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


Date: May 20, 2003            By: /S/ John F. Pope
                                   ---------------------------------------
                                   John F. Pope, Principal Financial Officer

