Form 10KSB/A
period 2002-12-31
ADVANCED RECYCLING SCIENCES INC
filed 2006-06-09
CIK 921450

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


          For the transition period from __________ to __________

                      Commission File Number 0-23812

                     ADVANCED RECYCLING SCIENCES, INC.
                    -----------------------------------
               (Name of small business issuer in its chapter)

     Nevada                                                  95-4255962
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

2030 Main Street, Suite 1300, Irvine, California                   92614
------------------------------------------------                -----------
    (Address of principal executive offices)                     (Zip Code)

      Issuer's telephone number, including area code: (949) 260-4728

 Securities registered pursuant to section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act:
                   $.001 par value, common voting shares
                   -------------------------------------
                             (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB/A or any subsequent amendments to this Form 10-KSB.

The issuer's revenue for its most recent fiscal year was: $0.

The aggregate market value of the issuer's voting stock held as of April 15, 2002, by non-affiliates of the issuer was $1,935,587.

As of April 15, 2003, the date used in the original filing, issuer had 24,544,366 shares of its $.001 par value common stock outstanding.

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

                                  PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . .9

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . 11

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 15

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . 38

                                  PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . 38

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 40

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . 43

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 44

                                  PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 44

ITEM 14   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 44

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 45

___________________________________________________________________________






                                     2

   ----------------------------------------------------------------------

                                   PART I

   ----------------------------------------------------------------------

                                  FORWARD

   ----------------------------------------------------------------------

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

   ----------------------------------------------------------------------

                      ITEM 1. DESCRIPTION OF BUSINESS

   ----------------------------------------------------------------------

Advanced Recycling Sciences, Inc., ("ARS " or the "Company") is in the business of developing innovative products and technologies in the environmental and recycling industries, with specific emphasis on rubberized asphalt paving, scrap tire and industrial rubber recycling. The principal offices of the Company are located at 2030 Main Street, Suite
1300, Irvine, California   92612. The Company was organized as a
corporation in 1968, under the laws of the State of California. In 1988 the Company changed its domicile from California to the State of Nevada and has operated as a Nevada corporation since that time. In March 2001, the Company amended its articles of incorporation to change its name from The Quantum Group, Inc., to Advanced Recycling Sciences, Inc.

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

Advanced Surfacing Technologies, Inc. ("AST")
---------------------------------------------
AST was incorporated in Nevada in May 1997 as Quantum Modified Asphalt Xcetera, Inc., a wholly owned subsidiary of the Company. The name was changed to Advanced Surfacing Technologies, Inc., in March 2001.
The Company believes there are significant opportunities in the rubberized asphalt paving industry. The Company, through AST intends to focus most of its efforts in the upcoming year to exploiting the growing rubberized asphalt paving, particularly in Europe. The Company has entered into an exclusive agreement with a manufacturer to sell specialized mobile equipment for blending rubber and asphalt at hot mix plants in Europe. The Company will also oversee technology transfer programs to international clients, on-site project management and seminars to educate both public and private sector engineers about the Company's products and services. The Company also intends to establish and operate its own rubberized asphalt paving business in Germany. The AST website can be viewed at http://www.ast-paving.com.

                              Tires2Oil, Inc.
                             ------------------

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

The Company has fully impaired this facility. Due to difficulties in securing financing to construct this facility, and the Company's belief that its best opportunities lie in the rubberized asphalt paving industry, the Company suspended its plans to finish construction of its Poseidon facility. The property was originally purchased from the government. However, under the terms of the original purchase contract the property had covenants that required various benchmarks of development progress by the Company or Poseidon. Since these benchmarks were not met, the Company was unable to vest its title to the land and ownership ultimately reverted back to the German government. The property and related costs have been treated as abandoned.

Technology Development, Inc. ("TDI")
------------------------------------
TDI was acquired by the Company in February 2001. The primary purpose of TDI is to research, develop and market its worldwide exclusive license to certain ground surface applications of a novel ice adhesion modification or "de-icing" technology the Company received when it acquired Technology Development, Inc., from UTEK Corporation. TDI is a wholly owned subsidiary of the Company. The TDI website can be found at http://www.no-ice.com.


Company Products
----------------
                         Rubberized Asphalt Paving
                         --------------------------

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

The rubberized asphalt paving industry is also in the beginning stages of development in Europe. Following more than two years of lobbying, the Company convinced the German state government of Meklenberg-Vorpommern, based on success with rubberized asphalt in the United States, to lay 11 kilometers of pilot rubberized road projects in Schwerin. The rubberized asphalt road pilot project has been successful. The German state government of Schwerin has independently identified numerous advantages to rubberized asphalt including two to three times extended life expectancy, reduced noise levels, improved traction and shorter braking distances. The Company believes the success of the pilot project will prompt local governments throughout Germany and other European countries to commit to the installation of additional rubberized asphalt roadways.


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

                 Tires2Oil(TM) Super Critical Fluid Process
                -------------------------------------------

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

Based on preliminary laboratory results achieved at the University of South Alabama, this SCF-Oil(TM) process appears to be capable of producing significantly more oil per ton of processed tires than currently existing processes such as pyrolysis. The Company believes this technology, unlike currently existing technologies, represents the first commercially feasible tires to oil recycling process. To date, this technology has been demonstrated only in the laboratory.

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

                Crumbing and Aftermarket Product Equipment
                -------------------------------------------

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

                    Roadway Surface De-Icing Technology
                    -----------------------------------

In February 2001, the Company acquired Technology Development, Inc. ("TDI") TDI had two primary assets: a worldwide exclusive license for the ground surface applications of a patented novel ice adhesion modification technology developed at Dartmouth College's Thayer School of Engineering; and a $200,000 pre-paid credit for additional research and development of the technology by the Dartmouth College engineering professor who developed the technology. Pursuant to the terms of the agreement the Company entered into at the time it acquired TDI, Dartmouth College was to provide certain information, data, samples, etc., by February 2002, that would allow the Company to create a pilot and allow for real world simulation and testing. To date, the required deliveries have not been made to the Company. The Company is currently in discussion with Dartmouth College regarding this matter. It is unclear at this time when delivery of the required information will occur, if at all. Until such time as satisfactory delivery of this information is made to the Company, the Company cannot proceed with development and commercialization of this technology.

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

Employees
---------

The Company has a total for four employees, three of whom are part- time. The Company relies heavily on the efforts of its President and Chief Operating Officer, Keith J. Fryer. It also relies upon the services of John
F. Pope, the Company's Chief Financial Officer, a Vice President and Treasurer, (Mr. Pope is deceased as of May 2004) and Ehrenfried Liebich, the Company's Chief Executive Officer and Chairman of the Board.

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

   ----------------------------------------------------------------------

                      ITEM 2. DESCRIPTION OF PROPERTY

   ----------------------------------------------------------------------

The Company's principal executive offices are located at 2030 Main Street, Suite 1300, Irvine, California 92614 . The Company leases an executive suite at this location for $600 per month. The space is leased on a month to month basis.

   ----------------------------------------------------------------------

                         ITEM 3. LEGAL PROCEEDINGS

   ----------------------------------------------------------------------

                         Veplas Manufacturing, Ltd.
                        ---------------------------

There have been no significant changes in the Company's litigation with Veplas Manufacturing, Ltd., during the quarter ended December 31, 2002.


                        FDC Engineering Switzerland
                        ----------------------------

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


                              Pauli & Partners
                              ----------------

Pauli & Partners performed certain business consulting services for the Company's subsidiary, Poseidon. Poseidon disputed certain charges and was unable to reach an amicable solution with Pauli & Partners. Pauli & Partners recently received a judgment against Poseidon in the amount of $7,500. Poseidon is currently assessing the cost of appealing this judgment to determine the expediency of an appeal versus settlement of the judgment.

   ----------------------------------------------------------------------

                  ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                           OF SECURITIES HOLDERS
   ----------------------------------------------------------------------

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 2002.

   ----------------------------------------------------------------------

                                  PART II

   ----------------------------------------------------------------------

                   ITEM 5. MARKET FOR COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS

   ----------------------------------------------------------------------

The Company's common stock was listed on the NASD OTC Bulletin Board under the symbol "ARYC". It has subsequently been delisted from the OTC and is now listed on the Pink Sheets under the symbol "ARYC.PK". The Company's common stock is also listed on the Third Segment of the Frankfurt Stock Exchange under German Securities Code Number 882879. As of April 15, 2003, the Company had 771 shareholders holding 24,554,366 common shares. Of the issued and outstanding common stock, 6,164,305 are free trading, the balance are "restricted securities" shares as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission . The Company has never declared a dividend on its common shares.

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

   ----------------------------------------------------------------------

                    ITEM 6. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL STATEMENTS AND RESULTS OF OPERATIONS

   ----------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of December 31, 2002, the Company had cash on hand of $24,468. The Company raised a total of $915,473 during 2002 in a Regulation S offering. The Company has received an additional $56,224 during the first quarter of 2003, as continuing receipts from the Regulation S offering.

A depressed stock market in general and a declining market price for the Advanced Recycling Sciences, Inc. shares in particular led to disappointing results in the 2002 Regulation S offering. The results achieved in the beginning of 2003 have caused management to believe that the 2003 Regulation S offering will generate significantly less than the 2002 offering. Banking conditions in Germany have also added to the Company's inability to secure the financing required to begin construction of the Poseidon plant. Covenants associated with the initial purchase of the property required various benchmarks for improvement on the property. Since the Company was unable to meet these benchmarks it was unable to secure permanent title and the government was able to ultimately take back title to the property. Consequently, the Company has abandoned the property and fully impaired the cost of the land and improvements. The Company's Advanced Surfacing Technology, Inc., ("AST") subsidiary sponsored Crumb rubber modified asphalt tests conducted in August 2002 in Germany were very successful. Management believes that the use of crumb rubber in asphalt will generate substantial demand for crumb rubber and ultimately assist in the ability to finance a plant. This will, however, take time.

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

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America, applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have sufficient cash or other liquid assets, nor does it have an established source of revenues to cover its operating costs and to allow it to continue in business as a going concern, therefore, the Company is taking the following approach to meet its liquidity requirements. The Company has an inventory of tire recycling processing and product manufacturing equipment in storage following the closure of the San Diego facility. This equipment was going to be used in the Poseidon project in Germany. The Company is now in the process of selling portions of that inventory to generate cash. The Company does not believe that the cash so generated will be sufficient to meet its overall ongoing needs. The Company is endeavoring to dispose of these assets for the highest valuation it can negotiate. Should the Company be unable to continue in operation, the forced liquidation values for these assets will be less than might be obtained over time. In some cases, the Company has received advances in anticipation of the asset sales. These short-term borrowings will be repaid from the proceeds of the asset sale or the possible sale of a subsidiary. The Company has received an offer (subject to due diligence) to sell its Tires2Oil, Inc., subsidiary. The Company believes that the offered price is sufficient to allow the Company to meet its existing obligations and remain in operation while it develops the AST European business to a point of self-sufficiency the company is also negotiating with a second group where an offer is anticipated. Although the Company is negotiating these transactions in good faith, no assurance can be given that the transaction will be successfully concluded and the anticipated cash will be received.

Results of Operations
---------------------

Comparison of the year ended December 31, 2002, and the year ended December 31, 2001

   ----------------------------------------------------------------------


The Company generated a loss of $7,250,024 in the year ended December 31, 2002, compared to a loss of $2,042,416 for the year ended December 31, 2001. This $5,207,608 increased loss is substantially due to the impairment of the following: Land (Poseidon) $655,845, Patents and license rights of $4,3,94,609 and Construction in Progress $507,536. After considering these one time charges, there was a $350,382 (17.15%) decrease from last year as a result of decreases in Depreciation, Travel, Professional Fees, Office Expense and Consulting Fees, partially offset by R&D expenditures and Interest expenses.


The Company had no significant sales in 2001 and no sales in 2002. The Company had equipment sales of $38,897 in the year ended December 31, 2001. There were no equipment sales in 2002. Crumb rubber sales in 2001 were $48,662. This sale was the final disposition of crumb rubber inventory and was not repeated in 2002.

Net cash used in operations was $818,061 during the year ended December 31, 2002 compared to $1,212,089 in the year ended December 31, 2001. Substantially all of the change is due to the reduction of net loss of $350,382 exclusive of the impairment and abandonment of asset charges of $5,557,990, collectivley. Additionally, during 2002, Notes and Interest Receivable decreased $11,430, and Employee Receivables increased $21,520 Deposits increased $2,950. Interest on Notes Payable increased $5,935 and Prepaid Expenses decreased $3,791. During the twelve months ended December 31, 2001, Accounts Payable increased $66,495, Accrued Expenses increased $52,329, Accounts Receivable decreased by $59,949, Notes Receivable decreased $22,570, and Inventory decreased $37,528. Prepaid Expenses decreased $129,868.

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

Research and Development Expenses of $88,810 were incurred during the twelve months ending December 31, 2002 on the Company's Tires2Oil project. $65,000 of comparable expenses were included in 2001.

   ----------------------------------------------------------------------





                                     14

   ----------------------------------------------------------------------

                       ITEM 7. FINANCIAL STATEMENTS

   ----------------------------------------------------------------------

/Letterhead/
Independent Auditors' Report
----------------------------

To the Board of Directors and Shareholders of Advanced Recycling Sciences, Inc.

We have audited the accompanying balance sheets of Advanced Recycling Sciences, Inc., (a Nevada corporation), as of December 31, 2002 and 2001, and the related statements of operations, stockholders'equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in
Note 19, the Company has incurred significant operating losses over the last four years, and has an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 19. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah
March 31, 2003, except for Notes 5, 12, 13, 14, 15, 18 and 21 dated March
13, 2006

                     Advanced Recycling Sciences, Inc.
                               Balance Sheets
                                December 31

                                                     2002          2001
                                                 ------------  ------------
                                   Assets          (Restated)
Current Assets
--------------
 Cash                                             $   24,468   $     3,785
 Employee Receivable                                  21,520           -
 Deposits                                              2,950        14,281
 Note Receivable                                         -          11,430
 Prepaid Expenses                                      2,785         6,576
                                                 ------------  ------------
   Total Current Assets                               51,723        36,072

Property & Equipment (Note 5)
--------------------
 Land (Note 15)                                         -          617,840
 Furniture & Fixtures                                 38,711        38,550
 Equipment                                            81,087     1,504,870
 Vehicles                                                -          39,402
 Websites                                             27,123        25,728
                                                 ------------  ------------
   Total Property & Equipment                        146,921     2,226,390
   Less Accumulated Depreciation                     (52,863)     (768,861)
                                                 ------------  ------------
   Net Property & Equipment                           94,058     1,457,529

Equipment Held for Disposal, net (Note 6)            415,987          -

Other Assets
------------
 Construction in Progress (Note 13)                      -         535,553
 License Rights, net (Note 18)                           -         313,104
 Patent Rights (Note 14)                                 -       4,065,000
                                                 ------------  ------------
   Total Other Assets                                    -       4,913,657
                                                 ------------  ------------
   Total Assets                                  $   561,768   $ 6,407,258
                                                 ============  ============

The accompanying notes are an integral part of these financial statements.

                     Advanced Recycling Sciences, Inc.
                               Balance Sheets
                                December 31

                                                     2002          2001
                                                 ------------  ------------
                                                   (Restated)
                     Liabilities & Stockholders' Equity
Current Liabilities
-------------------
 Accounts Payable                                $   834,204   $   526,123
 Accrued Expenses                                    185,654        61,561
 Notes Payable (Current Portion) (Note 3)             48,173        41,282
 Notes Payable - Related Party (Note 7)              196,694       185,130
 Capital Lease (Current Portion) (Note 11)               -          17,178
 Interest on Note Payable (Note 3)                    13,844         7,909
                                                 ------------  ------------
   Total Current Liabilities                       1,278,569       839,183

Long Term Liabilities
---------------------
 Capital Lease (Note 11)                                 -          12,477
 Note Payable (Note 3)                                   -           6,891
                                                 ------------  ------------
   Total Long Term Liabilities                           -          19,368

 Minority Interest                                    38,057        44,738
 Commitments                                             -             -

Stockholders' Equity
--------------------
 Preferred Stock, 5,000,000 Shares Authorized;
  Par Value of $.001 per Share;
  Zero Shares Issued and Outstanding                     -             -
 Common Stock 50,000,000 Shares Authorized;
  Par Value of $.001 Per Share;
  23,798,579 & 17,176,913 Shares Issued
  & Outstanding Respectively                          23,799        17,177
 Additional Paid In Capital                       15,231,076    14,230,009
 Paid-in Capital Stock Options                        25,543        25,543
 Accumulated Deficit                             (15,931,713)   (8,681,689)
 Accumulated Other Comprehensive Income
  (Note 10)                                         (103,563)      (87,071)
                                                 ------------  ------------
   Total Stockholders' Equity                       (754,858)    5,503,969
                                                 ------------  ------------
   Total Liabilities & Stockholders' Equity      $   561,768   $ 6,407,258
                                                ============   ============

The accompanying notes are an integral part of these financial statements.

                     Advanced Recycling Sciences, Inc.
                          Statements of Operations
                      For the Years Ended December 31

                                                     2002          2001
                                                 ------------  ------------
                                                   (Restated)
Revenues
--------
 Equipment Sales                                 $      -      $    38,897
 Other Sales                                            -           48,662
                                                 ------------  ------------
   Total Revenues                                       -           87,559
   Cost of Sales                                        -           37,287
                                                 ------------  ------------
   Gross Profit                                         -           50,272

Expenses
--------
 Depreciation                                        298,510       324,826
 Amortization                                         64,756        64,756
 Travel                                               61,406        87,812
 Professional Fees                                    86,269       175,032
 Office                                               30,884        82,221
 Rent & Utilities                                    116,413       119,835
 Administrative Expenses                             303,623       482,358
 Consultant Fees                                     555,580       674,731
 Research & Development                               88,810        65,000
                                                 ------------  ------------
   Total Expenses                                  1,606,251     2,076,571
                                                 ------------  ------------
   Net Income (Loss) from Operations              (1,606,251)   (2,026,299)

Other Income (Expenses)
-----------------------
 Interest Income                                          52         1,215
 Interest Expense                                    (82,700)       (9,058)
 Other Income                                            250          -
 Abandonment of Assets                            (1,163,381)         -
 Impairment of Intangible Assets                  (4,394,609)         -
 Gain (Loss) on Sale of Assets                         3,296           988
                                                 ------------  ------------
   Total Other Income (Expense)                   (5,637,092)       (6,855)
   Minority Interest                                   6,681         9,262
                                                 ------------  ------------
   Net Income (Loss)                             $(7,250,024)  $(2,042,416)
                                                 ============  ============
   Net (Loss) per Share                          $      (.36)  $     (0.13)
   Weighted Average Shares Outstanding            20,353,544    15,873,294

Comprehensive Income
--------------------
 Net Loss                                        $(7,250,024)  $(2,042,416)
 Other Comprehensive Income:
  Foreign Currency Translation                       (16,492)       (6,710)
                                                 ------------  ------------
   Comprehensive Income (Loss)                   $(7,266,516)  $(2,049,126)
                                                 ============  ============

The accompanying notes are an integral part of these financial statements.

                     Advanced Recycling Sciences, Inc.
                     Statements of Stockholders' Equity
                 From January 1, 2001 to December 31, 2002

                             Common Stock       Paid-in  Comprehensive    Accumulated
                            Stock    Amount     Capital        Income         Deficit
                      ---------------------------------------------------------------
Balance,
January 1, 2001         12,752,128   $12,751 $11,487,815     $ (80,361)  $(6,639,273)

Shares Issued for
 Patent Rights at
 $1.625 per Share        1,446,153     1,446   2,348,554

Shares Issued for
 Services at $.80
 per Share                  85,000        85      67,915

Shares Issued for
 Cash (Asian Reg-S)
 at $.54 per Share       1,457,464     1,458     782,373

Share Issued for
 Cash (Euro Reg-S)
 at $.48 per Share       1,311,250     1,311     623,689

Shares Issued for
 Debt at $.40 per
 Share                     765,385       766     305,388

Shares Canceled
 for Asset Return         (640,467)     (640) (1,360,365)

Foreign Currency
 Translation                                                    (6,710)

Net Loss for
 Year Ended
 December 31, 2001                                                        (2,042,416)
                      ---------------------------------------------------------------
Balance,
 December 31, 2001      17,176,913    17,177  14,255,369       (87,071)   (8,681,689)

Shares Issued for
 Cash at prices from
 $.478 to $.310 per
 Share                     457,833       458     165,791

Shares Issued for
 Cash at prices from
 $.285 to $.200 per
 Share                   1,481,300     1,481     344,595


The accompanying notes are an integral part of these financial statements.
                                     19

                     Advanced Recycling Sciences, Inc.
                    Statements of Stockholders' Equity
                      For the Years Ended December 31
                                (continued)

                             Common Stock       Paid-in  Comprehensive    Accumulated
                            Stock    Amount     Capital        Income         Deficit
                      ---------------------------------------------------------------
Shares Issued for
 Cash at prices from
 $.190 to $.100 per
 Share                   2,408,040   $ 2,408  $  311,260

Shares Issued for
 Cash at prices from
 $.099 to $.075 per
 Share                     927,300       927      80,676

Shares Issued for
 Exercise of 1987
 Stock Option at
 $.060 per Share           266,670       267      15,733

Shares Issued for
 Debt at $.094 per
 Share                     650,000       650      60,600

Shares Issued for
 Services at $.05
 per Share                 430,523       431      22,595

Foreign Currency
 Translation                                                   (16,492)

Net Loss for the
 Year Ended
 December 31, 2002                                                        (7,250,024)
                      ---------------------------------------------------------------
Balance,
 December 31, 2002      23,798,579   $23,799 $15,256,619     $(103,563) $(15,931,713)
 (Restated)           ===============================================================

The accompanying notes are an integral part of these financial statements.

                     Advanced Recycling Sciences, Inc.
                          Statements of Cash Flows
                      For the Years Ended December 31

                                                     2002          2001
                                                 ------------  ------------
                                                   (Restated)
Cash Flows from Operating Activities
------------------------------------
 Net Profit or (Loss)                            $(7,250,024)  $(2,042,416)
 Adjustments to Reconcile Net Profit
  or (Loss) to Net Cash:
   Amortization & Depreciation                       363,266       389,582
   Gain on Sale of Fixed Assets                       (3,296)         (988)
   Abandonment of Assets                           1,163,381          -
   Impairment of Intangibles                       4,394,609          -
   Non Cash Transactions                              61,250          -
   Stock Issued for Services                          23,026        68,000
 Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Accounts Receivable            -           59,949
  (Increase) Decrease in Employee Receivable         (21,520)         -
  (Increase) Decrease in Interest Receivable            -              722
  (Increase) Decrease in Inventory                       -          37,528
  (Increase) Decrease in Notes & Interest
   Receivable                                         11,430        22,570
  (Increase) Decrease in Prepaid Expense               3,791       129,868
  (Increase) Decrease in Deposits                     (2,950)         -
  Increase (Decrease) in Accrued Expenses            124,093        52,329
  Increase (Decrease) in Accounts Payable            308,948        66,495
  Increase (Decrease) in Interest on Notes
   Payable                                             5,935         4,272
                                                 ------------  ------------
   Net Cash (Used) by Operating Activities          (818,061)   (1,212,089)

Cash Flows from Investing Activities
------------------------------------
 Land Preparation and Costs                          (38,005)     (218,803)
 Purchase of Equipment                                   -         (70,087)
 Purchase of Furniture & Fixtures                       (161)         (772)
 Purchase of Website                                  (1,395)      (16,078)
 Proceeds from Sale of Equipment                      47,393        31,054
 Increase Costs from Patent Rights                   (81,274)         -
                                                 ------------  ------------
   Net Cash (Used) by Investing Activities           (73,442)     (274,686)


The accompanying notes are an integral part of these financial statements.
                                     21

                    Advanced Recycling Sciences, Inc.
                        Statements of Cash Flows
                     For the Years Ended December 31
                               (continued)

                                                     2002          2001
                                                 ------------  ------------
                                                   (Restated)
Cash Flows from Financing Activities
------------------------------------
 Proceeds from the Sale of Common Stock (Net)    $   915,473   $ 1,432,321
 Payment on Long Term Debt                               -          (1,820)
 Proceeds from Notes Payable                          11,564          -
 Increase (Decrease) in Capital Lease                (29,655)         -
 Proceeds from Stock Option Exercise                   8,123          -
 Increase (Decrease) in Minority Interest              6,681        44,738
                                                 ------------  ------------
   Net Cash Provided by Financing Activities         912,186     1,475,239
                                                 ------------  ------------
   Increase (Decrease) in Cash                        20,683       (11,536)
   Cash at Beginning of Period                         3,785        15,321
                                                 ------------  ------------
   Cash at End of Period                         $    24,468   $      3,785
                                                 ============  ============
Disclosures from Operating Activities
-------------------------------------
 Interest                                        $    82,700   $      9,058
 Taxes                                                  -             -

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets", in summary requires a Company to review its assets to determine whether or not to recognize an impairment loss. An impairment loss will be provided in the case where the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The impairment loss is measured as the difference between the carrying amount and the fair value of the asset and its undiscounted cash flows. Without any foreseeable cash flows anticipated from the de-icing technology, the cost has been fully impaired.


The accompanying notes are an integral part of these financial statements.
                                     22

                     Advanced Recycling Sciences, Inc.
                         Statements of Cash Flows
                      For the Years Ended December 31
                                (continued)

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




































The accompanying notes are an integral part of these financial statements.
                                     23


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 1 - Corporate History
--------------------------

The Company was organized on December 2, 1968, under the laws of the state of California as Acquatic Systems, Inc. On June 27, 1989, the Company merged with Country Maid, Inc., a Nevada Corporation, the Corporate domicile was changed to the state of Nevada. On September 18, 1992, the name of the Company was changed to The Quantum Group, Inc. On March 26, 2001, the Company filed an Amendment to the Articles of Incorporation changing its name to Advanced Recycling Sciences, Inc. The Company is registered and qualified to do business in the state of California.

NOTE 2 - Significant Accounting Policies
----------------------------------------
Basis of Accounting
-------------------
The Company uses the accrual method of accounting.

Revenue Recognition
-------------------
Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.

Cash and Cash Equivalents
-------------------------
The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

Earnings per Share
------------------
Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the company and its majority - owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation
----------------------------
Assets and liabilities that occur in foreign countries are recorded at historical cost and translated at exchange rates in effect at the end of the year. Income Statement accounts are translated at the average exchange rates for the year. Translation gains and losses shall be recorded as a separate line item in the equity section of the financial statements.

Depreciation
------------
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 2 - Significant Accounting Policies - continued
----------------------------------------------------

Share-based Compensation
------------------------
As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans as a compensation cost when options were issued at equal to or more than fair market value.

Research and Development
------------------------
Research and development costs are charged to expense as incurred.

NOTE 3 - Notes Payable
----------------------

The Company has the following notes payable obligations          2002         2001
                                                             -----------  -----------
Note payable to bank due April 29, 2003, plus interest
  payable annually at 12.32%, secured by the equipment.      $  35,649    $   35,649
Note payable to bank due April 29, 2002, plus interest
  payable annually at 12.32%, secured by the equipment.         12,524        12,524
Various unsecured short term, related party notes payable,
  non interest bearing due on demand.                          133,326       133,402
Short term, unsecured note payable to shareholder, non
  interest bearing, due on demand.                              63,368        51,728
                                                            -----------   -----------
     Total                                                     244,867       233,303
     Less Current Maturities                                   244,867       226,412
                                                            -----------   -----------
     Total Notes Payables                                   $    -        $    6,891
                                                            ===========   ===========

Total accrued interest on the above notes was $13,844 and $7,909 for the years ended December 31, 2002 and 2001, respectively.

Following are maturities of long-term debt for each of the next two years;

                   2003                     $ 244,867
                   2004                             0
                                            ----------
                   Total                    $ 244,867
                                            ==========

NOTE 4 - Operating Leases
-------------------------
On March 1, 2000, the Company renewed its lease agreement to lease an industrial condominium in a multi-tenant building for use as its principal executive office. The Company paid $3,936 per month for a 4,495 square foot facility. The lease expired on February 28, 2002. The Company then leased the space on a month-to-month basis. On September 9, 2002, the Company signed a lease agreement for an executive office suite in a multi-tenant building for its principal office. The Company paid a minimum of $2,566 per month for the office space. The lease expired March 31, 2003, thereafter the lease term automatically convert to month-to-month with the base rent increasing to the then published rate for offices similarly situated to that of the premises. The building is located at 4199 Campus Drive, Suite 520, Irvine, California 92780. In March 2005 the Company moved from that office to 2030 Main Street, Suite 1300, Irvine, CA 92614 where it leases an office in conjunction with an unrelated party.




                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 4 - Operating Leases - continued
-------------------------------------
The following is a schedule of future minimum payments under operating leases as of December 31, 2002:

                   Periods                Amounts
                   -------              ----------
                     2003               $   7,698
                                        ----------
                   Total                $   7,698
                                        ==========

Rent expense entering into the determination of net loss follows:

                                                  Year Ended December 31
                                                    2002          2001
                                                ------------  ------------
         Minimum rent on operating leases       $    41,751   $    45,852
                                                ------------  ------------
         Total Rent Expense                     $    41,751   $    45,852
                                                ============  ============


NOTE 5 - Depreciation (Restated)
--------------------------------

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, costs and accumulated depreciations at December 31, 2002 and 2001.

                       December 31,          Depreciation           Accumulated
                     2002       2001           Expense              Depreciation
Assets               Cost       Cost       2002        2001       2002       2001
----------------  ---------- ---------- ----------  ---------- ---------- ----------
Land              $    -     $ 617,840  $    -      $    -     $    -     $    -
Furniture &
  Fixtures           38,711     38,550      8,044       1,066     33,945     25,820
Equipment            81,087  1,504,870      2,425     290,447     12,045    713,469
Vehicle                -        39,402       -         16,297       -        17,731
Website              27,123     25,728      7,077       7,016     18,918     11,841
                  ------------------------------------------------------------------
  Balance         $ 146,921 $2,226,390  $  33,843   $ 324,826  $  64,908  $ 768,861
                  ==================================================================

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

Note 6   Equipment Held for Sale or Disposal
--------------------------------------------

According to FASB 121, Equipment Held for Sale or Disposal be reported at the lower of carrying amount or fair value less cost to sell. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized


                                   Depreciation  Accumulated
                                        Expense Depreciation      Net Book
Assets                       Cost          2002         2002         Value
--------------       ------------  ------------ ------------  ------------
Equipment Held
  For Sale or
  Disposal            $1,387,886      $283,389     $971,899       $415,987

Management believes that the assets held for sale will generate cash in excess of the net book values as stated herein and therefore no impairment is indicated, for the period ended December 31, 2002.

NOTE 7 - Related Party Transactions
-----------------------------------

In May 2002, the Company entered into five-year employment agreements with its three officers and directors. Pursuant to the terms of the agreements, Ehrenfried Liebich and Keith Fryer are to receive base salaries of $168,000 per year. John Pope is to receive a base salary of $135,000 per year. (Note: Mr. Pope died in May 2004). Because of limited funds, the Company was unable to fully pay these salaries. All unpaid salaries to these individuals have been recorded as accounts payable and will be paid as funds become available. The agreements call for an annual review by the board of directors, with the possibility of increasing the base salary each year. The agreements also provide that each individual is entitled to participate in all Company employee benefit, profit sharing, 401(k), insurance and other prequisite plans and programs. The agreements may be terminated by the Company upon the expiration of the term of the agreement, upon death or disability, for cause and without cause. If an agreement is terminated without cause, the individual is entitled to receive a lump sum payment equal to 24 times the individual's monthly salary plus an amount equal to the individual's monthly salary times the number of years the individual has been an employee of the Company. This lump sum payment is due within 30 days of termination.






                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 7 - Related Party Transactions (continued)
-----------------------------------------------

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

In May 2003, Mr. Liebich, Mr. Fryer and Mr. Pope voluntarily agreed to temporarily reduce the Company's obligations under the employment agreements until such time as the operations and cash flow of the Company justify reinstating those agreements.

In 2001 and 2000, officers and shareholders of the Company loaned the Company a total of $133,402. The notes are unsecured, non interest bearing, and due on demand.

NOTE 8 - Research and Development
---------------------------------

Research and development expenses were $88,810 and $65,000 in 2002 and 2001, respectively.

NOTE 9 - Net Operating Loss Carryforward for Income Tax Purposes
----------------------------------------------------------------

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                    Year of          Expiration
                      Loss            Amount                   Date
                 ------------     ---------------        -----------------
                     1992              $ 440,338                2007
                     1993                  -                    2008
                     1994                198,818                2009
                     1995                782,181                2010
                     1996                241,809                2011
                     1997                  -                    2017
                     1998                 80,058                2018
                     1999              2,642,390                2019
                     2000              2,125,832                2020
                     2001              2,042,416                2021
                     2002              7,250,024                2022



                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 9 - Net Operating Loss Carryforward for Income Tax Purposes
(continued)
----------------------------------------------------------------

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

                                                 2002         2001
                                              -----------  -----------
Current Tax Asset Value of Net Operating
Loss Carryforwards at Current Prevailing
Federal Tax Rate                              $4,800,000   $2,566,153
Evaluation Allowance                          (4,800,000)  (2,566,153)
                                              -----------  -----------
  Net Tax Asset                               $    -       $    -
                                              ===========  ===========
  Current Income Tax Expense                  $    -       $    -
  Deferred Income Tax Benefit                      -            -

NOTE 10 - Options/Warrants for Purchase of Common Stock
-------------------------------------------------------
During 2001, the Company canceled the 2000 and 1999 stock option incentive plans. The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company's common stock at a purchase price equal to or greater than fair market value as of the date of the grant. Options are exercisable six months after the grant date and expire five years from the grant date. The plan calls for a total of 1,000,000 shares to be held for grant, with no more than 200,000 shares being granted in each year of the plan. A summary of activity follows;


Stock Option Plan                                              2002
                                                    -----------------------
                                                                  Weighted
                                                                   Average
                                                         Number   Exercise
                                                      of Shares      Price
                                                   ------------ ----------
    Outstanding at beginning of year                   442,969  $     .79
    Granted                                            327,223        .21
    Exercised                                              -         -
    Canceled                                               -         -
                                                   ------------ ----------
      Outstanding at end of year                       770,192  $     .54
                                                   ============ ==========
      Exercisable at end of year                       770,192  $     .54
                                                   ============ ==========


                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 10 - Options/Warrants for Purchase of Common Stock -continued-

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

NOTE 11 - Capital Leases
------------------------

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



                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 12 - Net Earnings (Loss) Per Share (Restated)
--------------------------------------------------
The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                    2002          2001
                                                ------------ ------------
Basic Earning per share:
  Income (Loss) (numerator)                    $(7,250,024) $(2,049,126)
     Shares (denominator)                       20,353,544   15,873,294
 dilutive effect of options                           -            -
                                                ------------ ------------
     Per Share Amount                          $     (0.35) $     (0.13)
                                                ============ ============

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended December 31, 2002 and 2001.

NOTE 13 - Construction in Progress (Restated)
---------------------------------------------

Construction in progress of $507,536 has been fully impaired. The equipment was being held in a warehouse in Moberly, Missouri and was eventually going to be used in the Poseidon project in Germany. Unfortunately due to the German government ultimately taking title to the land that the project was designated for, and the Company's inability to move the equipment to another facility, the construction of the equipment has not been available to the Company and there has been a change in ownership of the property where the processing equipment was being held. Without the necessary funds to pursue a lawsuit to recover the equipment, title to it is in question and consequently it has been fully impaired. The impairment has been recorded as an abandonment of assets on the statement of operations for the period ended December 31, 2002.

NOTE 14 - Patent Rights (Restated)
----------------------------------

On February 19, 2001, the Company purchased the patent rights to an asphalt "de-icing" technology. This technology was acquired from UTEK Corporation by issuing 1,446,153 shares of Advanced Recycling Sciences, Inc's common stock. SFAS No. 14, "Goodwill and other Intangible Assets", in summary requires a Company to review its assets to determine whether or not to recognize an impairment loss. An impairment loss will be provided in the case where the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The impairment loss is measured as the difference between the carrying amount and the fair value of the asset and its undiscounted cash flows.

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 14 - Patent Rights (continued) (Restated)
----------------------------------------------

Patent rights of $2,350,000 have been fully impaired as the Company has had no income from use of the patent rights and there is no foreseeable revenue stream to benefit from the patent rights.

During 2002, the Company incurred additional costs related to protecting the patent rights associated with the "de-icing" technology, which amounted to $81,264. This amount has also been fully impaired.

On May 24, 2000, the Company purchased the patent rights to the Tires2Oil technology. This technology was acquired from UTEK Corporation by issuing 980,000 shares of The Quantum Group, Inc.'s common stock. Patent rights of $1,715,000 have been fully impaired as the Company has had no income form use of the patent rights and there is no foreseeable revenue stream to benefit from the patent rights.

NOTE 15 - Land and Land Preparation(Restated)
---------------------------------------------

During the current year, the Company's subsidiary located in Penkun, in the state of Mecklenburg-Vorpommern, Germany, incurred costs associated with the surveying and preparation of the land where the Poseidon Products recycling facility will be constructed. The Company has incurred and capitalized costs in the amount of $38,005 (USD). Since the acquisition of the land in 1998 the Company has spent additional funds in order to bring the property ready for construction. However, in the purchase agreement of the land, covenants provided that certain benchmarks for improvements were required. As the Company did not have the funds to complete the improvements and the Company turned its attention to other endeavors, the improvements were not sufficient under the covenants of the initial purchase. Consequently, the government ended up with the title and the entire land cost has been classified as abandoned in the amount of $655,845.

NOTE 16 - Stockholders' Equity
------------------------------
During 2002, the Company issued 266,667 shares of common stock to a director of the Company in satisfaction of 1987 stock options. Accordingly, $15,733 has been charged to additional paid-in-capital.

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

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 17 - SuperCollider Impact 500 Technology
---------------------------------------------

During 1997, the Company worked on the in-house development of a compact SuperCollider machine designed to take large mesh size crumb rubber produced by the EGS System and buffings from tire retreading and pulverize it into fine powder in order to open up several new markets. These markets include extrusion products, press products and products combining super-fine crumb and plastic. The Company finalized the engineering for the SuperCollider and concluded the development, prototype work and initial performance testing during 1998 and early 1999. After testing the initial prototype, the Company decided not to sell the SuperCollider into the market until a number of improvements could be made. During 1999, the Company made those improvements and began additional testing. The first SuperCollider was installed and operational at the Donovan Correctional Facility. It has since been removed and the Company had planned to ship it to Germany where it was to be installed at the Poseidon Facility. Since the land is not available to the Company, the SuperCollider is stored for sale or disposal at Moberly, Missouri.

NOTE 18 - License Rights (Restated)
-----------------------------------

The Company is currently renegotiating its exclusive worldwide license agreement with Faru GmbH., Dresden, Germany ("Faru"). Faru is the patent holder of the REVULCON(R) technology. This technology enables the production of high density, smooth finish rubber moldings and extrusions, including new tires, by adding REVULCON(R) compound. This is done by a process of devulcanizing the rubber, returning it to a state where it can be utilized in new products and re-vulcanized. The reactivated rubber waste can be processed without further additives to rubber products like mats, plates, solid rubber tires, components for fall protection, elements for sound and vibration deadening, blocking and insulating layers against heat and moisture. Profiles and other goods can be made by extrusion or injection molding when the revulcanized rubber is mixed with fresh rubber or plastics. While there are other companies developing and marketing competing technology, the REVULCON(R) technology is the only one that does not introduce or use chemicals in its process. The License Rights have been fully impaired as there is no determinable cash flows that can be generated for future use.

Capitalized amounts were amortized over 10 years using the straight-line method of amortization.

At December 31, 2002 the License Rights were fully impaired based on their remaining unamortized values. The year 2002 is provided for historical reference as follows:.

                                             Amortization           Accumulated
                        License Costs            Expense             Amortization
                  --------------------- --------------------- ---------------------
Licensor              2002      2001       2002       2001       2002        2001
----------------- ---------- ---------- ---------- ---------- ----------  ----------
Rothbury          $       0  $ 497,547  $  49,756  $  49,756  $       0   $ 281,943
Faru GmbH                 0    150,000     15,000     15,000          0      52,500
                  ---------- ---------- ---------- ---------- ----------  ----------
  Total           $       0  $ 647,547  $  64,756  $  64,756  $       0   $ 334,443
                  ========== ========== ========== ========== ==========  ==========

                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 19 - Principles of Consolidation
-------------------------------------

Advanced Surfacing Technologies, Inc. ("AST")
---------------------------------------------
AST was incorporated in Nevada in May 1997 as Quantum Modified Asphalt Xcetera, Inc., a wholly owned subsidiary of the Company. The name was changed to Advanced Surfacing Technologies, Inc., in March 2001.

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

Due to difficulties in securing financing to construct this facility, and the Company's belief that its best opportunities lie in the rubberized asphalt paving industry, the Company has abandoned its plans to finish construction of its Poseidon facility and without complying with various benchmarks provided by covenants in the original purchase agreement, the government ultimately reclaimed title to the property.



                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

NOTE 20 - Going Concern
-----------------------

The Company's financial statements are prepared using generally accepted accounting principles, in the United States of America, applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that its existing sources of cash will be adequate to meet its liquidity requirements.

The Company has an inventory of tire recycling processing and product manufacturing equipment in storage following the closure of the San Diego facility. This equipment was going to be used in the Poseidon project in Germany. The Company is now in the process of selling portions of that inventory to generate cash. The Company does not believe that the cash so generated will be sufficient to meet its overall ongoing needs. The Company is endeavoring to dispose of these assets for the highest valuation it can negotiate. Should the Company be unable to continue in operation, the forced liquidation values for these assets will be less than might be obtained over time. In some cases, the Company has received advances in anticipation of the asset sales. These short-term borrowings will be repaid from the proceeds of the asset sale or the possible sale of a subsidiary. The Company has received an offer (subject to due diligence) to sell its Tires2Oil, Inc., subsidiary. The Company believes that the offered price is sufficient to allow the Company to meet its existing obligations and remain in operation while it develops the AST European business to a point of self-sufficiency the company is also negotiating with a second group where an offer is anticipated. Although the Company is negotiating these transactions in good faith, no assurance can be given that the transaction will be successfully concluded and the anticipated cash will be received.

NOTE 21 - RESTATEMENT AND RECLASSIFICATION
------------------------------------------

The company has restated its financial statements for the year ended December 31, 2002 to reflect issues identified during a regulatory review of its financial statements associated with the initial 10-KSB filed with the SEC on May 15, 2003. Management and the board of directors concluded these restatements were necessary to reflect the changes described below. There was no net effect on cash provided by operating activities or cash used by investing and financing activities as a result of these errors.

During the year it became apparent that certain assets reported by the Company were not expected to provide a future cash flow to support their values, other assets were lost due to covenants in the associated property ownership, and other assets were deemed to be held for sale.



                     Advanced Recycling Sciences, Inc.
                       Notes to Financial Statements
                             December 31, 2002

The company has restated the consolidated balance sheet as of December 31, 2002 and the consolidated statements of operations, consolidated statements of stockholders' equity, and consolidated statements of cash flows for the year then ended.

The more appropriate presentation should have been, and is now, treated as an impairment to assets and intangibles and increases the 2002 net loss, as well as reclassifications of assets according to their future disposition.

A summary of the effects on the Balance Sheet are as follows:

                        Consolidated Balance Sheets
                             December 31, 2002

                                              As            As        Change
                                           Previously     Restated
                                          Reported
                                         ------------ ------------ ------------
                                     Assets
Current Assets
--------------
  Cash                                        24,468        4,468   $        0
  Employee Receivable                         21,520       21,520            0
  Deposits                                     2,950        2,950            0
  Prepaid Expenses                             2,785        2,785            0
                                         ------------ ------------ ------------
      Total Current Assets                    51,723       51,723            0

Property & Equipment
--------------------
  Land (Note 15)                             655,845            -     (655,845)(a)
  Furniture & Fixtures                        38,711       38,711            0
  Equipment                                1,468,973       81,087   (1,387,886)(b)
  Websites                                    27,123       27,123            0
                                         ------------ ------------ ------------
Total Property & Equipment                 2,190,652      146,921   (2,043,731)
      Less Accumulated Depreciation       (1,024,762)     (52,863)     971,899
                                         ------------ ------------ ------------
      Net Property & Equipment             1,165,890       94,058   (1,071,832)

Equipment Held for Disposal, net (Note 6)         0       415,987      415,987 (b)


Other Assets
------------
  Construction in Progress (Note 13)         507,536          0       (507,536)(c)
  License Rights, net (Note 18)              248,348          0       (248,348)(c)
  Patent Rights (Note 14)                  4,146,261          0     (4,065,000)(c)
                                         ------------ ------------ ------------
Total Other Assets                         4,902,145          0     (4,902,145)
                                         ------------ ------------ ------------
      Total Assets                       $ 6,119,758  $   561,768  $(5,557,990)
                                         ============ ============ ============



                     Advanced Recycling Sciences, Inc.
                              Balance Sheets
                               December 31

                                              As            As        Change
                                           Previously     Restated
                                          Reported
                                         ------------ ------------ ------------

                          Liabilities & Stockholders' Equity
Current Liabilities
  Accounts Payable                           834,204      834,204           0
  Accrued Expenses                           185,654      185,654           0
  Notes Payable (Current Portion)             48,173       48,173           0
  Notes Payable   Related Party              196,694      196,694           0
  Interest on Note Payable                    13,884       13,844           0
                                         ------------ ------------ ------------
      Total Current Liabilities            1,278,569    1,278,569           0


  Minority Interest                           38,057       38,057           0

Stockholders' Equity

  Common Stock, Par Value of $.001            23,799       23,799           0
  Additional Paid In Capital              15,231,076   15,231,076           0
  Paid-in Capital Stock Options               25,543       25,543           0
  Accumulated Deficit                    (10,373,723) (15,931,713) (5,557,990)
  Accumulated Other Comprehensive Income (   103,563) (   103,563)          0
                                         ------------ ------------ ------------
      Total Stockholders' Equity           4,803,132     (754,858)  (5,557,990)
                                         ------------ ------------ ------------

      Total Liabilities
       & Stockholders' Equity            $ 6,119,758  $   561,768  $(5,557,990)
                                         ============ ============ ============


(a) Land was impaired due to German government evoking reversionary rights under covenants that required various benchmarks of development to the land that was not completed.
(b) Equipment that was deemed available for sale was reclassified to Equipment Held for Disposal. Equipment is reported on the face of the balance sheet as its net book value.
(c) Equipment, license rights and patent rights were fully impaired as there was no anticipation of a future cash flow that would recover their cost value.

   ----------------------------------------------------------------------

       ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

   ----------------------------------------------------------------------

None.

   ----------------------------------------------------------------------

                                 PART III

   ----------------------------------------------------------------------

            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
                   AND CONTROL PERSONS; COMPLIANCE WITH
                     SECTION 16(a) OF THE EXCHANGE ACT

   ----------------------------------------------------------------------

The following table sets forth as of December 31, 2002 the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

Name                    Age    Position                 Director or Officer Since
----------------------  -----  -------------            -------------------------
Ehrenfried Liebich      60     Chief Executive Officer  March 1989
                               Director                 March 1989

Keith J. Fryer          53     President                October 2000
                               Chief Operating Officer  October 2000
                               Secretary                July 1997
                               Director                 March 1995

John F. Pope            61     Vice President           March 1989
  (deceased May 2004)          Chief Financial Officer  March 1989
                               Treasurer                January 1991
                               Director                 March 1989

   ----------------------------------------------------------------------

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

                             Ehrenfried Liebich
                            --------------------

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


                               Keith J. Fryer
                              ----------------

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

                                John F. Pope
                               --------------

Mr. Pope was (deceased May 2004) the Chief Financial Officer, a Vice President, Treasurer and a Director of the Company. Mr. Pope began his professional career in 1963 as an auditor in public accounting and subsequently on the corporate staff of Olivetti Underwood in New York. He joined Burger King Corporation in Miami, Florida, in 1968 and progressed to the position of Controller, Company Stores Division. He joined Orange Julius International, Inc., Santa Monica, California, in 1974 as Vice President, Finance and a Director for the parent company and its national and international subsidiaries.

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

   ----------------------------------------------------------------------

                      ITEM 10. EXECUTIVE COMPENSATION

   ----------------------------------------------------------------------

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



                         Summary Compensation Table
                        ---------------------------

                 Long Term Compensation             Long Term            Compensation
                                                             Awards           Payouts

                                                     Restr
Name &                                      Annual   icted              LTIP
Principal                                   Compen   Stock  Options   Payout   Compen
Position           Year   Salary    Bonus   sation  Awards  /SARs #      ($)   sation
-------------------------------------------------------------------------------------

Ehrenfried Liebich 2002  $77,740  $   -0-  $   -0- $   -0-  103,971 $    -0- $    -0-
CEO/Director       2001  132,325      -0-      -0-     -0-   29,227      -0-      -0-
                   2000  129,956      -0-      -0-     -0-   52,666      -0-      -0-

Keith Fryer        2002  140,540      -0-   16,000     -0-  103,971      -0-      -0-
President/COO/     2001  171,071      -0-      -0-     -0-   29,227      -0-      -0-
Secretary/Director 2000  132,750      -0-      -0-     -0-   36,259      -0-      -0-

John F. Pope       2002   96,367      -0-      -0-     -0-   94,751      -0-      -0-
Vice President     2001  110,750      -0-      -0-     -0-   24,007      -0-      -0-
Treasurer/Director 2000   50,000      -0-      -0-     -0-   15,108      -0-      -0-
-------------------------------------------------------------------------------------

Bonuses and Deferred Compensation
---------------------------------

The Company does not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by the Company at such time as deemed reasonable by the board of directors. The Company does not have a compensation committee, all decisions regarding compensation are determined by the board of directors.

Stock Option and Stock Appreciation Rights Plans
------------------------------------------------
                   Options/SAR Grants in Last Fiscal Year
                  ---------------------------------------

                     Number of     % of Total
                     Securities    Options/SARS Exercise
                     Underlying    Granted to   or Base
                     Options/SARS  Employees in Price         Expiration
Name                 Granted       Fiscal Year  ($/sh)        on Date
---------------------------------------------------------------------------
Ehrenfried Liebich        103,971           32%          $.21      06/03/07
Keith Fryer               103,971           32%          $.21      06/03/07
John Pope                  94,751           29%          $.21      06/03/07
---------------------------------------------------------------------------

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

In May 2003, Mr. Liebich, Mr. Fryer and Mr. Pope voluntarily agreed to temporarily reduce the Company's obligations under the employment agreements until such time as the operations and cash flow of the Company justify reinstating those agreements.

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

                                     42

   ----------------------------------------------------------------------

                  ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT

   ----------------------------------------------------------------------

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

_________________________________________________________________________________

(1) This includes 1,168,919 shares held in the name of Ehrenfried Liebich and options to purchase up to an additional 246,329 common shares within 60 days of the date of original filing of Form 10-KSB.
(2) This includes 577,846 shares held in the name of Keith Fryer, 5,000 shares held of record in the name of his daughter and 1,488 held of record by Keith Fryer Associates, California, Inc., Mr. Fryer may be deemed the beneficial owner of all such shares. This figure also includes options to purchase up to an additional 213,424 common shares within 60 days of the date of original filing of this Form 10-KSB.
(3) This includes 19,500 shares which are held of record by John F. Pope, Inc. Mr. Pope may be deemed to be a beneficial owner of the shares because he has shared investment power of the shares. This figure also includes options to purchase up to an additional 155,247 common shares within 60 days of the date of original filing of this Form 10-KSB.


                                     43

   ----------------------------------------------------------------------

                     ITEM 12. CERTAIN RELATIONSHIPS AND
                            RELATED TRANSACTIONS

   ----------------------------------------------------------------------

None.

   ----------------------------------------------------------------------

                                  PART IV

   ----------------------------------------------------------------------

                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   ----------------------------------------------------------------------

(a) Reports on Form 8-K.
None.

(b) Exhibits. The following exhibits are included as part of this report:
None.

   ----------------------------------------------------------------------

                     ITEM 14. CONTROLS AND PROCEDURES

   ----------------------------------------------------------------------

(a) Evaluation of Disclosure Controls and Procedures.
     The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this annual report. Based on his evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls and Procedures.
     Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

   ----------------------------------------------------------------------




                                     44


   ----------------------------------------------------------------------

                                 SIGNATURES

   ----------------------------------------------------------------------


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

                              Advanced Recycling Sciences, Inc.

Date: May 31, 2006            /S/ Ehrenfried Liebich
                              ______________________________________
                                  Ehrenfried Liebich,
                                  Chief Executive Officer




Date: May 31, 2006            /S/ Leon Caldwell
                              ______________________________________
                                  Leon Caldwell,
                                  Chief Financial Officer